Form 10QSB
period 2001-03-31
BANCAFFILIATED INC
filed 2001-05-29
CIK 1133409

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) 2926393 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001


                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         Commission File Number 1-16433



                               BANCAFFILIATED, INC
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Maryland                                                75-2926393
----------------------------                                  ----------------
(State or other jurisdiction                                  (I.R.S. Employer
    of incorporation or                                        Identification
       organization)                                               Number)


500 Harwood Road, Bedford, Texas                                     76021
--------------------------------                                  ----------
(Address of principal executive offices)                          (ZIP Code)


Registrant's telephone number, including area code:  (800) 395-3900
                                                     --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [ ]      No [X]

         As of March 31, 2001, there were no shares of the Registrant's common stock issued and outstanding.

                              BANCAFFILIATED, INC.


                                      INDEX
                                      -----


                                                              Page
                                                             Number
                                                             ------

PART I.     FINANCIAL INFORMATION

            Item 1.                                             1

            Item 2.                                             1


PART II.    OTHER INFORMATION                                   2

            SIGNATURES                                          3

                          PART I. FINANCIAL INFORMATION


         BancAffiliated, Inc. (the "Holding Company") was incorporated under the laws of the State of Maryland for the purpose of becoming the savings and loan holding company of Affiliated Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion (the "Conversion"). The Plan of Conversion was submitted and approved by a vote of the Bank's members at a special meeting held on May 16, 2001. The consummation of the conversion was subject to, among other things, the sale of the minimum number of shares offered and compliance with the conversion approval letter of the Office of Thrift Supervision. The Holding Company commenced on Arpil 20, 2001, a Subscription and Community Offering of its shares in connection with the conversion of the Bank (the "Offering"). The Offering terminated on May 11, 2001, and the Conversion closed on May 25, 2001.

         At March 31, 2001, the Holding Company had no material liabilities and had not conducted any material operations.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings
             -----------------

             None.


Item 2.      Changes in Securities and Use of Proceeds
             -----------------------------------------

             None.


Item 3.      Defaults Upon Senior Securities
             -------------------------------

             None.


Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             None.


Item 5.      Other Information
             -----------------

             None.


Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             None.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BANCAFFILIATED, INC.
                                           Registrant




Date: May 25, 2001                         /s/ Garry J. Graham
      ------------                         ---------------------------------
                                           Garry J. Graham
                                           President and Chief Executive
                                           Officer (Duly Authorized Officer)





Date: May 25, 2001                         /s/ Garry J. Graham
      ------------                         -----------------------------------
                                           Garry J. Graham, Chief Financial
                                           Officer (Principal Financial Officer)