Form 10KSB
period 2001-06-30
BANCAFFILIATED INC
filed 2001-09-28
CIK 1133409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended June 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHAN EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

                         Commission File Number 1-16433

                              BANCAFFILIATED, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Maryland                                            75-2926393
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)

500 Harwood Road, Bedford, Texas                                  76021
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         Zip Code

       Registrant's telephone number, including area code: (817) 285-6195

                         ------------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES  X   NO    .
    ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     As of September 21, 2001, the Registrant had 264,500 shares of Common Stock issued and outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of September 21, 2001 was $2.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE
   PART II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 2001, which is attached as Appendix A to the Proxy
       Statement for the Annual Meeting of Stockholders to be held in 2001
         PART III of Form 10-K - Proxy Statement for 2001 Annual Meeting
                                of Stockholders.

                                     PART I



Item 1.   Description of Business
          -----------------------

                                    BUSINESS

General.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. A number of the matters and subject areas discussed in this annual report that are historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the actual future experience of BancAffiliated, Inc. involving any one or more of these matters and subject areas. BancAffiliated, Inc. has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from BancAffiliated, Inc.'s current expectations regarding the relevant matter or subject area. These risks and uncertainties include, but are not limited to, changes in economic conditions in BancAffiliated, Inc.'s market area, changes in policies by regulator agencies, fluctuations in interest rates, and demand for loans in BancAffiliated, Inc.'s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected, or described from time to time in BancAffiliated, Inc.'s reports filed with the U.S. Securities and Exchange Commission ("SEC") and disseminated by BancAffiliated, Inc. in press releases. This annual report speaks only as of its date, and BancAffiliated, Inc. disclaims any duty to update the information herein.

     The following discussion is intended to assist in understanding the financial condition and results of operations of BancAffiliated, Inc. and Affiliated Bank. The discussion and analysis does not include any comments relating to BancAffilliated, Inc., since BancAffiliated, Inc. has no significant operations.

     Affiliated Bank's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Affiliated Bank's results of operation also are affected by the level of its noninterest income and expenses and income tax expense.

     BancAffiliated, Inc. BancAffiliated, Inc. was formed in March, 2001 by Affiliated Bank. The acquisition of Affiliated Bank by BancAffiliated, Inc. was consummated on May 25, 2001, in connection with Affiliated Bank's conversion from the mutual to stock form. All references to

BancAffiliated, Inc. prior to May 25, 2001, except where otherwise indicated, are to Affiliated Bank.

     At June 30, 2001, BancAffiliated, Inc. had $35.5 million of assets and stockholders equity of $4.6 million.

     The executive offices of BancAffiliated, Inc. are located at 500 Harwood Road, Bedford, Texas 76021, and its telephone number at that address is (817) 285-6195.

     The activities of BancAffiliated, Inc. itself have been limited to investment in the stock of Affiliated Bank and deposits at Affiliated Bank and the purchase of loan participations from Affiliated Bank. Unless otherwise indicated, all activities discussed below are of Affiliated Bank.

     Affiliated Bank. Affiliated Bank was established in 1959 as Affiliated Federal Credit Union. The credit union initially served the employees of Affiliated Food Stores. Over time, Affiliated Federal Credit Union's membership grew to include the employees of other small businesses in the Dallas-Fort Worth metropolitan area. However, as a credit union, Affiliated Federal Credit Union was legally restricted to serve only customers who shared a "common bond" such as a common employer.

     As a credit union, Affiliated Bank did not experience membership growth in recent years due to a reduction in the number of employees of Affiliated Food Stores. In addition, Affiliated Food Stores ceased operations in 1993, thereby eliminating the largest source of new customers for Affiliated Federal Credit Union. After reviewing its strategic options, the board of directors determined that converting to a federal mutual savings bank would address the problem of a declining customer base by providing access to all members of the general public. Therefore, after receiving the necessary regulatory approvals, on June 1, 1998, Affiliated Federal Credit Union converted to a federal mutual savings bank known as Affiliated Bank, F.S.B. Affiliated Bank can now serve the general public rather than being limited to serving only distinct employee groups.

     Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in construction and development loans, commercial business loans, commercial real estate loans, and permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate automobile loans and, to a lesser extent, a variety of other consumer loans and multi-family residential loans.

     Our  revenues  are  derived   principally   from   interest  on  loans  and
mortgage-backed and related securities. We also generate revenue from service charges and other income.

     We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, NOW and non-interest bearing demand deposit accounts and time deposit accounts with varied terms ranging from 30 days to 24 months. We solicit deposits in our primary market area of Tarrant County and we accept brokered deposits. We also rely on borrowings from the Federal Home Loan Bank as a source of funds.

Lending Activities

     Market Area. Affiliated Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. We are headquartered at 500 Harwood Road, Bedford, Texas, and have one full service banking office primarily serving Tarrant County, Texas.

     General. Our loans carry either a fixed or an adjustable rate of interest. Construction and commercial loans are generally shorter-term loans. Construction loans generally pay interest monthly with principal due at maturity. Commercial loans are generally short term and amortize monthly or have interest payable monthly or quarterly, and principal due at maturity. Mortgage loans generally have a longer term amortization, with shorter-term maturities, and principal and interest due each month. At June 30, 2001, our net loan portfolio totaled $22.7 million, which constituted 63.9% of our total assets.

     At June 30, 2001, the maximum amount which we could have loaned to any one borrower and the borrower's related entities was $570,000. At June 30, 2001, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2001 were as follows: (1) a $600,000 interim construction loan for a personal residence, of which $100,000 was participated to another lender, (2) a $750,000 development loan for over 88 single family lots, of which $500,000 was participated to another lender, (3) a $484,000 multi-family loan secured by 22 condominiums, (4) a $437,000 loan to refinance an office warehouse, and (5) a $500,000 loan relationship consisting of a line of credit for commercial business purposes. At June 30, 2001, all of these loans totaling $2.8 million in the aggregate were performing in accordance with their terms.



     The following table presents information concerning the composition of BancAffiliated, Inc. and subsidiary loan portfolio in dollar amounts and in percentages as of the dates indicated.


                                                                           June 30,
                                              ----------------------------------------------------------------

                                                            2001                                2000
                                              ----------------------------------------------------------------
                                                   Amount         Percent             Amount           Percent
                                                   ------         -------             ------           -------
                                                                 (Dollars          in Thousands)
Real Estate Loans:
   One- to four-family residential...........    $  2,249           7.6 %            $  2,073           10.2 %
   Multi-family residential..................         620           2.1                   628            3.1
                                                 --------         ------             --------          ------

     Total residential loans.................       2,869           9.7                 2,701           13.3
   Commercial real estate....................       1,804           6.1                 2,901           14.2
   Construction and development loans........      17,462          58.7                 8,910           43.8
                                                 --------         ------             --------          ------

     Total real estate loans.................      22,135          74.5                14,512           71.3
                                                                                                       ------

   Commercial business loans.................       5,409          18.2                 3,338           16.4

Consumer Loans:
   Automobile loans..........................       1,302           4.4                 1,589            7.8
   Credit cards..............................         388           1.3                   415            2.0
   Loans secured by deposits.................         285           1.0                   406            2.0
   Other personal and installment loans......         179           0.6                    90             .5
                                                 --------         ------             --------          ------

     Total consumer loans....................       2,154           7.3                 2,500           12.3
                                                 --------         ------             --------          ------

     Gross loans.............................      29,698         100.00%              20,350          100.00%
                                                                  ======                               ======

     Loans in process........................       6,778                               4,008
                                                 --------                            --------
     Total loans............................       22,920                              16,342

Allowance for loan losses....................         182                                 153
                                                 --------                            --------

     Net loans receivable....................    $ 22,738                            $ 16,189
                                                 ========                            ========





     The following schedule  illustrates the contractual  maturity of Affiliated
Bank's loan portfolio at June 30, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                   Over One
                                                 One Year           Year to      Over Five
                                                  or Less         Five Years       Years        Total
                                                  -------         ----------       -----        -----
                                                                  (Dollars in Thousands)
One- to four-family residential loans...          $   207             $  887       $1,155      $ 2,249
Multi-family............................              ---                620          ---          620
Commercial real estate..................              591                958          255        1,804
Construction............................            9,532              1,152          ---       10,684
Commercial business.....................            2,814              2,119          476        5,409
All other loans.........................              665              1,379          110        2,154
                                                  -------             ------       ------      -------
Total loans (net of LIP)................          $13,809             $7,115       $1,996      $22,920
                                                  =======             ======       ======      =======

Allowance for loan losses...............                                                           182
                                                                                               -------
     Net loans..........................                                                       $22,738
                                                                                               =======


     Of our outstandaing total loans of $22.9 million at June 30, 2001, approximately $9.1 million have fixed rates of interest and approximately $13.8 million have adjustable rates of interest.

     Construction and Development Lending. We originate construction loans to builders and to individuals for the construction of their primary residences. Substantially all of these loans are secured by property located within our market area. Loans to individuals for the construction of their residences typically run for up to 12 months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2001, we had $17.5 million or 58.9% of our gross loan portfolio in construction and development loans, of which $6.8 million was not disbursed. Of this amount, approximately $0.6 million or 3.4% were fixed rate loans and approximately $16.9 million or 96.6% were adjustable rate loans. Our largest construction loan at June 30, 2001, was a $750,000 development loan for over 88 single family lots, of which $500,000 was participated to other lenders. At June 30, 2001, this borrower had $110,000 outstanding to us.

     Construction loans generally have adjustable interest rates based upon the highest prime rate of interest published in the Wall Street Journal with terms of 12 months. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection of the project. The loan amount normally does not exceed 80% of the projected completed value. Whether we are willing to provide permanent financing to the purchaser of the home is determined independently of the construction loan by separate underwriting. In the event that upon completion the house is not sold, we generally will renew the loan for up to 6 months.

However, following that renewal, if the house is still not sold, the builder is required to make principal and interest payments until the house is sold.

     Construction and development loans are obtained through continued business with builders who have previously borrowed from us, from walk-in customers and through referrals from existing customers and realtors. The application process includes submission of accurate plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value or the cost of construction, including the land and the building. We generally conduct regular inspections of the construction project being financed.

     Because of the uncertainties inherent in estimating construction and development costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. These loans also involve many of the same risks discussed below regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. In addition, payment of interest from loan proceeds can make it difficult to monitor the progress of a project.

     Commercial Business Lending. We also originate commercial business loans. At June 30, 2001, approximately $5.4 million or 23.6% of our total loan portfolio was comprised of commercial business loans. Of this amount, approximately $3.1 million or 57.4% were fixed rate loans and approximately $2.3 million or 42.6% were adjustable rate loans. Our largest commercial business loan at June 30, 2001, was a $500,000 loan to a business borrower secured by marketable securities. At June 30, 2001, this borrower had $450,000 outstanding to us.

     Unlike residential mortgage loans, which are generally made on the basis of the borrower's ability to make repayments from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). These loans consist primarily of working capital, equipment and lines of credit for business to support their operations. Our commercial business loans are usually, but not always, secured by business assets and generally by personal assets or guarantees as well. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. A small portion of our commercial business loans are unsecured.

     Commercial Real Estate Lending. Affiliated Bank offers commercial real estate loans. These loans are secured primarily by small retail establishments, rental properties and small office buildings located in our primary market area. At June 30, 2001, commercial real estate loans totaled $1.8 million or 7.9% of our total loan portfolio. Of this amount, approximately $0.8 million or 44.4% were fixed rate loans and approximately $1.0 or 55.6% were adjustable rate loans. Our largest commercial real estate loan at June 30, 2001, was a $437,000 loan to a real estate investor secured by the real estate. At June 30, 2001, this borrower had $437,000 outstanding to us.

     We originate both fixed-rate and adjustable-rate commercial real estate loans. The interest rate on these loans is generally tied to the highest prime rate of interest published in the Wall Street Journal. Loan-to-value ratios on our commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. These loans typically require monthly payments, amortize over 15 to 25 years, and have maturities of 3 to 5 years.

     Loans secured by commercial real estate are underwritten based on the income producing potential of the property, the financial strength of the borrower and any guarantors. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state licensed fee appraisers approved by the board of directors. See "-- Loan Originations, Purchases, Sales and Repayments."

     Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "- Asset Quality -- Non-Performing Loans."

     Consumer and Automobile Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At June 30, 2001, our consumer loan portfolio totaled $2.2 million or 9.6% of our total loan portfolio. We offer a variety of secured consumer loans, including automobile loans and loans secured by savings deposits. We also offer a limited amount of unsecured loans.

     The most significant component of our consumer lending is automobile loans. We originate automobile loans on a direct basis. These loans totaled $1.3 million at June 30, 2001 or 5.7% of our total loan portfolio. Automobile loans may be written for up to five years and usually have fixed rates of interest. Loan to value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

     Affiliated Bank also originates credit card loans, loans secured by deposit accounts and other consumer loans. At June 30, 2001, we had $285,000 or 1.2% of our gross loan portfolio in loans secured by deposits. At June 30, 2001, we also had $388,000 in adjustable-rate credit card loans or 1.7% of our total loan portfolio. Management is contemplating the discontinuance of its credit card lending. However, at this time Affiliated Bank continues to offer the credit cards.

     Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     One- to Four-Family Residential Lending. At June 30, 2001, one- to four-family residential mortgage loans totaled $2.2 million or 9.6% of our total loan portfolio. We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Presently, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should we grant a loan with a loan-to-value ratio in excess of 80%, we may require private mortgage insurance in order to reduce our exposure below 80%. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

     We currently originate one- to four-family mortgage loans on a fixed- rate basis. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Generally, our home mortgages are structured with a 15 to 30 year amortization and with a 3 to 5 year maturity. While not mandatory, these loans will generally be renewed after repricing to the current market rate.

     Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The loans currently originated by us are not typically underwritten and documented pursuant to Freddie Mac guidelines. Under current policy, we originate these loans for portfolio. See "- Originations, Purchases, Sales and Repayments." We have not experienced difficulty with the payment history for these loans. See "- Asset Quality -- Non-Performing Assets" and "-- Classified Assets."

     Multi-Family Residential Lending. We offer multi-family residential loans. These loans are secured primarily by real estate located in our primary market area. At June 30, 2001, multi- family residential loans totaled $620,000 or 2.1% of our gross loan portfolio.

     Our multi-family residential loans are originated with both fixed and adjustable interest rates. The interest rate on these loans is generally tied to the prime rate of interest published in the Wall Street Journal. Loan-to-value ratios on our multi-family residential loans typically do not exceed 80% of the appraised value of the property securing the loan. These loans typically require monthly payments, are fully amortizing and have maximum maturities of 25 years.

     Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the board of directors. See "- - Loan Originations, Purchases, Sales and Repayments."

     Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "- Asset Quality -- Non-Performing Assets."

Loan Originations, Purchases, Sales and Repayments

     We originate loans through employees located at our office. Walk-in customers and referrals from our current customer base, advertisements, real estate brokers, mortgage loan brokers, and builders are also important sources of loan originations. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. We also purchase and sell participation interests in loans.

     The following table shows the loan origination, purchase, sale and repayment activities of Affiliated Bank for the periods indicated, and includes loans originated for both our own portfolio and for sale of participating interests.

                                                     Years Ended
                                                      June 30,
                                       -----------------------------------------
                                                2001          2000
                                       -----------------------------------------
                                              (Dollars in Thousands)

Total loans, beginning of year.........       $16,342        $10,676

Loan originations:
   Real estate mortgage loans..........        17,016         12,302
   Consumer loans......................           823          1,386
   Other loans.........................         6,490          3,979
                                              -------        -------

     Total loan originations...........        24,329         17,667
                                              -------        -------

Loan repayments........................        16,867         11,190
Loan participations sold...............           884            811
                                              -------        -------

    Total repayments and sales.........        17,751         12,001
                                              -------        -------

Total loans, end of period.............       $22,920        $16,342
                                              =======        =======

Asset Quality

     When a borrower fails to make a payment on a mortgage loan on or before the default date, we mail a delinquency notice to the borrower when the loan is 10 days past due. When the loan is 20 days past due, we mail a subsequent delinquent notice to the borrower. All delinquent accounts are reviewed by loan personnel, who attempt to cure the delinquency by contacting the borrower once the loan is 20 days past due. If the loan becomes 30 days delinquent, the collector will generally contact by phone or send a personal letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, contact with the borrower is made typically requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer will turn over the account to our legal counsel with instructions to initiate foreclosure.

     For consumer loans a similar process is followed, with the initial written contact being made once the loan is 10 days past due. Follow-up contacts are generally made on an accelerated basis compared to the mortgage loan procedure.



     Delinquent  Loans. The following table sets forth our loans delinquent 60 -
90 days and over past due by type, number, amount and percentage of type at June
30, 2001.




                          60 to 89 days past due            90 days and over past due            Total Delinquent Loans
                      ------------------------------     -------------------------------     ------------------------------
                                                                    Percent                                        Percent
                                                                    of Loan                                        of Loan
                      Number     Amount     Category     Number     Amount      Category     Number     Amount     Category
                      ------     ------     --------     ------    ---------    --------     ------     ------     --------
                                                            (Dollars in Thousands)
Real estate:
  Residential......    ---        ---         ---         ---        ---           ---        ---        ---          ---
  Commercial.......    ---        ---         ---         ---        ---           ---        ---        ---          ---
  Construction.....    ---        ---         ---         ---        ---           ---        ---        ---          ---

Other:
  Consumer.........      3         14        0.65%          2          3          0.14%         5        $17         0.79%
  Commercial.......    ---        ---        ----         ---        ---          ----        ---        ---         ----

Total...............     3         14        0.06%          2          3          0.1%          5        $17         0.07%


     Non-Performing Assets. The table below sets forth the amounts and categories of non- performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non- accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

     Foreclosed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.



                                                             At June 30,
                                                        ---------------------
                                                          2001         2000
                                                        ---------------------

Non-accruing loans:
   Consumer.............................................$   12        $ 20
                                                        ------        -------

     Total..............................................    12          20
                                                        ------        -------

Accruing loans past due 90 days and over:
   Consumer.............................................     3          15
                                                                      -------

     Total..............................................     3          15
                                                        ------        -------

Total non-performing loans..............................    15          35

Foreclosed assets.......................................   ---         ---
                                                        ------        -------

Total non-performing assets.............................$   15        $ 35
                                                                      =======

Allowance for loan losses...............................   182        $153
                                                                      =======

Coverage of non-performing loans........................ 1,213.3%      437.0 %
                                                                      =======

Non-performing assets as a percentage of total assets...    0.04%        0.12%
                                                                      =======


     Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 2001, there was also an aggregate of $18,000 primarily in small balance consumer loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses and carry special allocations of $4,000.

     Classified Assets. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by regulators to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, which may order the establishment of additional general or specific loss allowances.

     In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2001, we had classified $27,000 of our assets as substandard, $3,000 as doubtful and none as loss. The total amount of classified assets represented 0.83% of AffiliatedBank's equity capital and 0.08% of our total assets at June 30, 2001.

     Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the ratio analysis and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -

Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

     The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

     The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

     Management also evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in Affiliated Bank's market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that Affiliated Bank will be unable to collect all amounts due according to the terms of the loan agreement, Affiliated Bank determines impairment by computing a fair value either based on discounted cash flows using the loan's initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

     Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management's determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, which may require the establishment of additional general or specific allowances based upon their judgement of the information available to them at the time of their examination of Affiliated Bank.

     At the end of the fourth quarter of the fiscal year ended June 30, 2001, Affiliated Bank recognized a loss on a large commercial borrower. The subject borrower had filed bankruptcy and Affiliated Bank was notified on April 11, 2001. While Affiliated Bank continues to pursue collection, it elected to recognize the loss on the loan at the end of the fourth quarter.

     At June 30, 2001, our allowance for loan losses was $182,000 or 0.79% of the total loan portfolio and approximately 1,213.3% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.



     The following table sets forth an analysis of our allowance for loan losses.




                                                                                         Years Ended June 30, 2000
                                                                                         --------------------------
                                                                                           2001              2000
                                                                                         --------------------------
Total loans outstanding (at end of period)..................................             $22,920            $16,189
                                                                                         -------            =======

Average loans outstanding (period to date)..................................             $19,573            $13,780
                                                                                         -------            =======

Allowance for loan losses, beginning of period..............................             $   153            $   102

Loan charge-offs:
     Consumer loans.........................................................                  20                 11
     Commercial loans.......................................................                 252                ---
                                                                                         -------            -------
        Total loan charge-offs..............................................                 272                 11
                                                                                         -------            -------

Loan recoveries:
     Consumer loans.........................................................                   3                  7
                                                                                         -------            -------
        Total loan recoveries...............................................                   3                  7
                                                                                         -------            -------

Net loan charge-offs........................................................                 269                  4
Provision charged to operations.............................................                 298                 55
                                                                                         -------            -------

Allowance for loan losses, end of period....................................             $   182            $   153
                                                                                         =======            =======

Ratio of net loan charge-offs during the period
   to average loans outstanding.............................................                1.37%              0.03%
                                                                                            ====               ====

Provision as a percentage of average loans..................................                1.52%              0.40%
                                                                                            ====               ====

Allowance as a percentage of total loans....................................                0.79%              0.95%
                                                                                            ====               ====




     The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.



                                                                 At June 30,
                                           ----------------------------------------------------
                                                     2001                       2000
                                           -------------------------      ---------------------
                                                          Percent of                 Percent of
                                                           Loans in                   Loans in
                                                             Each                       Each
                                                           Category                   Category
                                                           to Total                   to Total
                                            Amount          Loans          Amount      Loans
                                   ------------------------------------------------------------

One- to four-family residential..          $    5              10%         $    7       13%
Multi-family residential.........               2               3              10        4
Commercial real estate...........               9               8              21       18
Construction and
  development loans..............              88              46              37       30
Commercial business loans........              55              23              44       20
Automobile loans.................              13               6              21       10
Other personal and investment
   loans.........................              10               4              13        5
                                           ------             ---          ------      ---
                                           $  182             100%         $  153      100%
                                           ======             ===          ======      ===

Investment Activities

     Affiliated Bank is required by federal regulations to maintain an amount of liquid assets necessary to ensure it safe and sound operation. Affiliated Bank may invest in certain securities as part of this requirement. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

     Affiliated Bank is authorized to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings bank is otherwise authorized to make directly. See "How We Are Regulated - Affiliated Bank" for a discussion of additional restrictions on our investment activities.

     The president has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the
Investment/Asset and Liability Management Committee. The president considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

     The current objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

     Our investment securities currently consist of collateralized mortgage obligations and securities issued under government-sponsored agency programs. While these investment securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and so affect both the prepayment speed, and value, of the investment securities.

     Collateralized mortgage obligations are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular collateralized mortgage obligation. As a result of these factors, the estimated average lives of the collateralized mortgage obligations will be shorter than the contractual maturities as shown on the following table. Although a significant proportion of Affiliated Bank's collateralized mortgage obligations are interests in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat predictable cash flows, the cash flow and hence the value of the collateralized mortgage obligations are subject to change.

     Affiliated Bank invests in collateralized mortgage obligations as an alternative to mortgage loans and conventional mortgage-backed securities as part of its asset/liability management strategy. Management believes that collateralized mortgage obligations represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, Affiliated Bank has from time to time concluded that intermediate and long duration collateralized mortgage obligations (with an expected average life of 20-years or less) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. Because Affiliated Bank's collateralized mortgage obligations are purchased as an alternative to mortgage loans and because Affiliated Bank has the ability and intent to hold such securities to maturity, all such securities are classified as held-to-maturity. At June 30, 2001, Affiliated Bank held $3.5 million of collateralized mortgage obligations. All of Affiliated Bank's collateralized mortgage obligations are guaranteed by either Fannie Mae or Freddie Mac.

     To assess price volatility, the Federal Financial Institutions Examination Council adopted a policy which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the Office of Thrift Supervision, requires Affiliated Bank to annually test its collateralized mortgage obligations and other mortgage-related securities to determine whether they are high-risk or non high-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions, such as Affiliated Bank, may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. As of June 30, 2001, Affiliated Bank had no high risk securities.

     In contrast to mortgage-backed pass-through securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying collateralized mortgage obligations are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of a collateralized mortgage obligations may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. It is Affiliated Bank's strategy to purchase tranches of collateralized mortgage obligations that are categorized as "planned amortization classes," "targeted amortization classes" or "very accurately defined maturities" and are intended to produce stable cash flows in different interest rate environments.

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Affiliated Bank does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.



     The following table sets forth the composition of our collateralized mortgage obligation and investments portfolio at the dates indicated.


                                                                                                    June 30,
                                                                          ----------------------------------------------------------

                                                                                      2001                               2000
                                                                          ----------------------------------------------------------

                                                                          Carrying            % of           Carrying           % of
                                                                            Value            Total             Value           Total
                                                                          ----------------------------------------------------------
                                                                                        (Dollars in Thousands)
Securities available for sale, at fair value:
  Federal Home Loan Bank stock..................................              719               100%          $  483            100%
                                                                                                              ======            ===

Securities to be held to maturity, at amortized cost:
   Mortgage-backed securities...................................            6,036                63           $4,779             55%
   Collateralized mortgage obligations..........................            3,537                37            3,842             45
                                                                            -----               ---           ------            ---

     Total......................................................            9,573              100%           $8,621            100%
                                                                            =====              ===            ======            ===

Securities to be held to maturity, at fair value................            9,677                             $8,602
                                                                            =====                             ======




     The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, as of June 30, 2001, are indicated in the following table.


                                         Less than 1 Year         1 to 5 Years         Over 10 Years        Total Securities
                                         ----------------         ------------         -------------        ----------------
                                                 Weighted               Weighted              Weighted               Weighted
                                                  Average                Average               Average                Average
                                        Amount     Yield     Amount       Yield     Amount      Yield      Amount      Yield
                                        ------     -----     ------       -----     ------      -----      ------      -----

                                                                       (Dollars in Thousands)
Securities to be held to maturity:
     Mortgage-backed securities..        $50        3.73%     $ ---         ---%    $5,986       6.43%     $6,036       6.41%
     Collateralized mortgage
       obligations...............        ---         ---        ---         ---      3,537       4.90%      3,537       4.90%
                                                                                    ------                 ------
           Total.................        $50        3.73%     $ ---         ---%    $9,523       5.81%     $9,573       5.81%
                                         ===                  =====                 ======                 ======


Sources of Funds

     General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

     Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of NOW accounts, time deposit accounts, savings, money market and demand deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We solicit deposits in our market area and rely on wholesale deposits obtained through our telemarketing efforts and deposit brokers. At June 30, 2001, we had $5.4 million in brokered deposits, all of which mature in one to 12 months. Management believes that the use of brokered deposits is a cost effective and stable method to manage the Bank's funding sources.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

     The following table sets forth our deposit flows during the periods indicated.




                                                                                            Years Ended June 30,
                                                                                       -----------------------------

                                                                                           2001              2000
                                                                                       -----------------------------


Net deposits (withdrawals) to non-brokered accounts..........................           $ (1,836)           $  3,875
Net deposits (withdrawals) to brokered accounts..............................                819               2,625
Interest credited to deposit accounts........................................                916                 613
                                                                                        --------            --------

   Net increase (decrease)...................................................               (101)              7,113

Opening balance of deposit accounts..........................................             16,632               9,519
                                                                                        --------            --------

Ending balance of deposit accounts...........................................           $ 16,531            $ 16,632
                                                                                        ========            ========

Percent increase (decrease)..................................................               (0.6)%              74.7%
                                                                                            =====               ====



     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.


                                                                                           June 30,
                                                                ------------------------------------------------------------

                                                                            2001                             2000
                                                                ------------------------------------------------------------

                                                                Amount              Percent       Amount             Percent
                                                                ------              -------       ------             -------

Noninterest-bearing accounts.........................          $ 1,458                 8.8%       $ 1,766             10.6%
Savings accounts.....................................            1,929                11.7          2,882             17.4
NOW and money market accounts........................            1,483                 9.0            853              5.1
                                                               -------               -----        -------            -----
    Total non-certificates...........................            4,870                29.5          5,501             33.1
                                                               -------               -----        -------            -----
Certificates of deposit:
    0.00% to 4.99%...................................            2,269                13.7            400              2.4
    5.00% to 5.99%...................................            2,304                13.9          2,608             15.7
    6.00% to 6.99%...................................            3,693                22.3          5,181             31.1
    7.00% to 7.99%...................................            3,395                20.6          2,942             17.7
                                                               -------               -----        -------            -----
    Total certificates...............................           11,661                70.5         11,131             66.9
                                                               -------               -----        -------            -----
           Total deposits............................          $16,531               100.00%      $16,632            100.0%
                                                               =======               ======       =======            =====


         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2001.


                                                                      Weighted
                                                                       Average
                                                     Amount             Rate
                                                     -------------------------
                                                       (Dollars in Thousands)
Certificate accounts maturing within:
One month..........................................  $   780            6.49%
One to three months................................    2,565            6.98
Three to six months................................    3,542            6.23
Six to nine months.................................    2,618            5.83
Nine to twelve months..............................    1,637            4.84
Twelve to eighteen months..........................      519            5.44
Eighteen months to two years.......................      ---             ---
Over two years.....................................      ---             ---
                                                     -------
     Total.........................................  $11,661            6.09%
                                                     =======



     The following table indicates the amount of Affiliated Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2001.


                                                                                    Maturity
                                                           ---------------------------------------------------

                                                                          Over     Over          Over
                                                           3 Months      3 to 6   6 to 12         12
                                                           or Less       Months    Months       Months   Total
                                                           ---------------------------------------------------
                                                                                (In Thousands)
Certificates of deposit less than $100,000............      $1,011        $974     $1,947        $ 27    3,959

Brokered certificates of deposits less than $100,000           ---         234        470         187      891

Certificates of deposit of $100,000 or more...........         728         401      1,004         130    2,263

Brokered certificates of deposit of $100,000
 or more..............................................       1,604         923      1,846         175    4,548
                                                            ------      ------     ------        ----  -------

Total certificates of deposit.........................      $3,343      $2,532     $5,267        $519  $11,661
                                                            ======      ======     ======        ====  =======


     Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Dallas. See Note 7 of the Notes to Financial Statements.

     We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2001, we had $14.2 million in Federal Home Loan Bank advances outstanding.

     The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated.



                                                         Years Ended June 30,
                                                      -------------------------
                                                        2001             2000
                                                      -------------------------
                                                      (Dollars in Thousands)
Federal Home Loan Bank advances:
   Maximum balance...........................          $14,239           $9,657
                                                       =======           ======

   Average monthly balance...................          $ 9,518           $5,086
                                                       =======           ======

   Amount outstanding at end of period.......          $14,239           $8,977
                                                       =======           ======

   Weighted average interest rate of advances at
     end of period...........................             3.89%            6.45%
                                                          ====             ====

   Weighted average interest rate on average
      amounts outstanding during the period..             5.82%            5.96%
                                                          ====             ====

Subsidiary and Other Activities

     At June 30, 2001, BancAffiliated had a single subsidiary, Affiliated Bank.

Competition

     We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

     We attract all of our deposits through our single location. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of June 30, 2001, we believe that we hold less than 1% of the deposits in our primary market area.

Employees

     At June 30, 2001, we had a total of 9 employees, including one part-time employee. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

                                   REGULATION

General

     Affiliated Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Affiliated Bank also is subject to regulation and examination by the FDIC, which insures the deposits of Affiliated Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders. This regulatory oversight will continue to apply to Affiliated Bank following the reorganization.

     The Office of Thrift Supervision regularly examines Affiliated Bank and prepares reports for the consideration of Affiliated Bank's board of directors on any deficiencies that it may find in Affiliated Bank's operations. The FDIC also has the authority to examine Affiliated Bank in its role as the administrator of the Savings Association Insurance Fund. Affiliated Bank's relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of Affiliated Bank's mortgage requirements. Any change in such regulations, whether by the FDIC, the Office of Thrift Supervision or Congress, could have a material adverse impact on BancAffiliated, Inc. and Affiliated Bank and their operations.

BancAffiliated, Inc.

     Pursuant to regulations of the Office of Thrift Supervision and the terms of BancAffiliated, Inc.'s Maryland articles of incorporation, the purpose and powers of BancAffiliated, Inc. are to pursue any or all of the lawful objectives of a thrift holding company and to exercise any of the powers accorded to a thrift holding company.

     If Affiliated Bank fails the qualified thrift lender test, BancAffiliated, Inc. must obtain the approval of the Office of Thrift Supervision prior to continuing after such failure, directly or through other subsidiaries, any business activity other than those approved for multiple thrift companies or their subsidiaries. In addition, within one year of such failure BancAffiliated, Inc. must register as, and will become subject to, the restrictions applicable to bank holding companies. See "- Qualified Thrift Lender Test."

Affiliated Bank

     The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, Affiliated Bank is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the FDIC. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require Affiliated Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the Office of Thrift Supervision.

     The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Affiliated Bank and BancAffiliated, Inc. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

     In addition, the investment, lending and branching authority of Affiliated Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision. Federal savings institutions are also generally authorized to branch nationwide. Affiliated Bank is in compliance with the noted restrictions.

     Affiliated Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $570,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2001, Affiliated Bank's lending limit under this restriction was $570,000. Affiliated Bank is in compliance with the loans-to-one-borrower limitation.

     The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

     Affiliated Bank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or the Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the Savings Association Insurance Fund will be less than the designated reserve ratio of 1.25% of Savings Association Insurance Fund insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on Savings Association Insurance Fund members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     Since January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions has ranged from 0 to 27 basis points. However, Savings Association Insurance Fund and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 2 basis points for each $100 in domestic deposits. The Savings Association Insurance Fund assessment prior to 2000 was about 6 basis since Bank Insurance Fund insured institutions did not fully participate in the assessment at that time. These assessments, which may be revised based upon the level of Bank Insurance Fund and

Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

Regulatory Capital Requirements

     Federally insured savings institutions, such as Affiliated Bank, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital
requirements   must  be  generally  as  stringent  as  the  comparable   capital
requirements for national banks. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2001, Affiliated Bank had no intangible assets.

     At June 30, 2001, Affiliated Bank had tangible capital of $3.6 million, or 10.2% of adjusted total assets, which is approximately $3.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At June 30, 2001, Affiliated Bank had no intangibles which were subject to these tests.

     At June 30, 2001, Affiliated Bank had core capital equal to $3.6 million, or 10.2% of adjusted total assets, which is $2.2 million above the minimum requirement of 4.0% in effect on that date.

     The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     On June 30, 2001, Affiliated Bank had total risk-based capital of $3.8 million and risk- weighted assets of $23 million; or total capital of 16.5% of risk-weighted assets. This amount was approximately $2 million above the 8.0% requirement in effect on that date.

     The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered "significantly undercapitalized" must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the Office of Thrift Supervision must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the Office of Thrift Supervision and the FDIC, including the appointment of a conservator or a receiver.

     The Office of Thrift Supervision is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Affiliated Bank may have a substantial adverse effect on its operations and profitability.

Limitations on Dividends and Other Capital Distributions

     Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

     Generally, savings institutions, such as Affiliated Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Affiliated Bank may pay dividends to BancAffiliated, Inc. in accordance with this general authority.

     Savings institutions proposing to make any capital distribution need not submit written notice to the Office of Thrift Supervision prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

Qualified Thrift Lender Test

     All savings institutions, including Affiliated Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2001, Affiliated Bank met the test with a 98% ratio and has always met the test since its effectiveness.

     Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender within one year of failure and thereafter remains a qualified thrift lender. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

Community Reinvestment Act

     Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Affiliated Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Affiliated Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Affiliated Bank may be required to devote additional funds for investment and lending in its local community. Affiliated Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

Transactions with Affiliates

     Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Affiliated Bank include BancAffiliated, Inc. and any company which is under common control with Affiliated Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the Office of Thrift Supervision. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

Federal Securities Law

     The stock of BancAffiliated, Inc. is registered with the SEC under the Securities Exchange Act of 1934, as amended. BancAffiliated, Inc. will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

     BancAffiliated, Inc. stock held by persons who are affiliates of BancAffiliated, Inc. may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If BancAffiliated, Inc. meets specified current public information requirements, each affiliate of BancAffiliated, Inc. will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At June 30, 2001, Affiliated Bank was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

     Affiliated Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks, that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, Affiliated Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas. At June 30, 2001, Affiliated Bank had $718,700 in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, Affiliated Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past two fiscal years such dividends have averaged 6.4% and were 6.9% for the fiscal year ended June 30, 2001.

     Under federal law the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low-and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Affiliated Bank's Federal Home Loan Bank stock may result in a corresponding reduction in Affiliated Bank's capital.

     For the year ended June 30, 2001, Affiliated Bank recorded $37,020 in dividends paid by the Federal Home Loan Bank of Dallas as compared to $15,812 for the fiscal year ended June 30, 2001.

Federal Taxation

     General. BancAffiliated, Inc. and Affiliated Bank will be subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to BancAffiliated, Inc. or Affiliated Bank. Affiliated Bank's federal income tax returns have never been audited by the IRS.

     Following the conversion, BancAffiliated, Inc. anticipates that it will file a consolidated federal income tax return with Affiliated Bank commencing with the first taxable year after completion of the conversion. Accordingly, it is anticipated that any cash distributions made by BancAffiliated, Inc. to its stockholders would be considered to be taxable dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

     Method of Accounting. For federal income tax purposes, Affiliated Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on June 30, for filing its federal income tax return.

     Bad Debt Reserves. As a result of the Small Business Job Protection Act, savings associations of Affiliated Bank's size may now use the experience method in computing bad debt deductions.

     Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Affiliated Bank has not been subject to the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

     Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. For losses incurred in the taxable years prior to August 6, 1997, the carryback period was three years and the carryforward period was 15 years. At November 30, 2000, Affiliated Bank had no net operating loss carryforwards for federal income tax purposes.

     Corporate Dividends-Received Deduction. BancAffiliated, Inc. may eliminate from its income dividends received from Affiliated Bank as a wholly owned subsidiary of BancAffiliated, Inc. if it elects to file a consolidated return with Affiliated Bank. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

     The State of Texas does not have a corporate income tax, but it does have a corporate franchise tax. Prior to January 1, 1992, savings banks had been exempt from the corporate franchise tax. The tax for the year 2000 is the higher of 0.25% of taxable capital, usually the amount of paid in capital plus retained earnings, or 4.5% of "net taxable earned surplus." "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government. Net income cannot be reduced by net operating loss carryforwards from years prior to 1991, and operating loss carryovers are limited to five years.


Item 2.           Description of Properties
                  -------------------------

     At June 30, 2001, we had one full service office. We own the office building in which our home office and executive offices are located, which was purchased in 1999. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was approximately $431,000 at June 30, 2001.

     We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of Affiliated Bank and BancAffiliated, Inc.

     We utilize a third party service provider to maintain our data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by us at June 30, 2001 was approximately $4,000.

Item 3.           Legal Proceedings
                  -----------------

     From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitaion of proxies or otherwise, during the quarter ended June 30, 2001.

                                     PART II

Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters
                  -----------------------------------------

     Page A-42 of the Annual Report to Stockholders, which is attached as Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation
                  -------------------------------------------------

     Pages A-5 through A-16 of the Annual Report to Stockholders, which is attached as Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, are herein incorporated by reference.

Item 7.           Financial Statements
                  --------------------

     The following information appearing in BancAffiliated, Inc.'s Annual Repot to Stockholders, which is attached as Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, is incorporated by reference.




                                                                                                                 Pages in
                                                                                                                  Annual
Annual Report Section                                                                                             Report
---------------------                                                                                            --------
Independent Auditors' Report...........................................................................           A-17
Consolidated Balance Sheet as of June 30, 2001 and 2000................................................           A-18
Consolidated Statements of Income for the Years Ended June 30, 2001
and 2000...............................................................................................           A-19
Consolidated Statements of Changes in Stockholder's Equity for
   Years Ended June 30, 2001 and 2000..................................................................           A-20
Consolidated Statements of Cash Flows for Years Ended June 30, 2001
   and 2000............................................................................................           A-21
Notes to Consolidated Financial Statements.............................................................           A-22



     With the exception of the aforementioned information, BancAffiliated, Inc.'s Annual Report to Stockholders for the year ended June 30, 2001, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                  ------------------------------------------------

     There have been no changes in or disagreements with BancAffiliated, Inc.'s accountants on accounting or financial disclosure matters.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act
                  ----------------------------------------------

Directors
---------

     Information concerning Directors of BancAffiliated, Inc. is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers
------------------

     Information concerning Executive Officers of BancAffiliated, Inc. is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of stockholders to be held in October 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Compliance with Section 16(a)
-----------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.          Executive Compensation
                  ----------------------

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management
                  ----------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.          Certain Relationships and Related Transactions
                  ----------------------------------------------

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) Exhibits

        Regulation                                                                                    Reference to
            S-B                                                                                     Prior Filing or
          Exhibit                                                                                    Exhibit Number
          Number                                        Document                                    Attached Hereto
         --------                                      ----------                                  ----------------


           3(i)             Certificate of Incorporation                                                   *

           3(ii)            Bylaws                                                                         *

           4                Instruments defining the rights of security holders,                           *
                            including debentures

          10                Material Contracts                                                             *
                            (a)  Employment Contract between
                                  Garry J. Graham and the Affiliated Bank

          13                Annual Report to Stockholders                                                 **

          21                Subsidiaries of Registrant                                                    21

          23                Consents of Experts and Counsel                                               23

---------------

* Filed as exhibits to the Company's Form SB-2 registration statement filed on February 1, 2001 (File No. 333-54814) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** The 2001 Annual Report to Stockholders is attached as Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001.


         (b) Reports on Form 8-K

         BancAffiliated, Inc. filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

                                   SIGNATURES

     In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.


Date: September 28, 2001                          BANCAFFILIATED, INC.
      -----------------------

                                                  By: /s/ Garry J. Graham
                                                      --------------------------
                                                      Garry J. Graham
                                                      (Duly Authorized
                                                       Representative)



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:   /s/ Garry J. Graham                         By: /s/ Garry J. Graham
      -------------------------                       --------------------------
      Garry J. Graham, Director, President            Garry J. Graham
       and Chief Executive Officer                    Chief Financial Officer
      (Principal Executive and Operating              (Chief Financial and
       Officer)                                        Accounting Officer)

Date: September 28, 2001                          Date: September 28, 2001
      -------------------------                       --------------------------



By:   /s/ Kenneth L. Lee                          By:  /s/ Donna M. Rosiere
      -------------------------                       --------------------------
      Kenneth L. Lee, Chairman of the Board           Donna M. Rosiere, Director

Date: September 28, 2001                          Date: September 28, 2001
      -------------------------                       --------------------------



By:   /s/ William J. Wethington                   By:  /s/ Harry M. Goddard
      -------------------------                       --------------------------
      William J. Wethington, Director                 Harry M. Goddard, Director

Date: September 28, 2001                          Date: September 28, 2001
      -------------------------                       --------------------------



By:   /s/ Kenneth L. Schilling                    By:  /s/ Donald H. Stone
      -------------------------                       --------------------------
      Kenneth L. Schilling, Director                  Donald H. Stone, Director

Date: September 28, 2001                          Date: September 28, 2001
      -------------------------                       --------------------------



By:   /s/ James E. Jennings
      -------------------------
      James E. Jennings, Director

Date: September 28, 2001
      -------------------------