Form 10QSB
period 2001-09-30
BANCAFFILIATED INC
filed 2001-11-14
CIK 1133409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarter Ended September 30, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

500 Harwood Road, Bedford, Texas                           76021
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  Zip Code

       Registrant's telephone number, including area code: (817) 285-6195


     Check here whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES   X    NO    .
     ---     ---

     As of November 9, 2001, there were 264,500 shares of common stock issued and outstanding.

     Transitional Small Disclosure (check one): Yes [ ] No [X]

                              BANCAFFILIATED, INC.


                                                                                                                Page
                                                                                                               Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet as of September 30, 2001 (unaudited)..........................................1 and June 30, 2001

         Consolidated Statement of Income for the three months ended..............................................2
         September 30, 2001 and 2000

         Consolidated Statement of Changes in Stockholders' Equity for............................................3
         the three months ended September 30, 2001 (unaudited) and the year ended June 30, 2001

         Consolidated Statement of Cash Flows for the three months................................................4 ended September 30, 2001 and 2000

         Notes to Consolidated Financial Statements...............................................................5

Item 2. Management's Discussion and Analysis of Financial.........................................................9
          Condition and Results of Operations

PART II. OTHER INFORMATION


Signatures........................................................................................................16




                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS

                       BancAffiliated, Inc. and Subsidiary
                           Consolidated Balance Sheet

                   As of September 30, 2001 and June 30, 2001
                                 (In Thousands)

                                                                               September 30,
                                                                                   2001
                                                                                (Unaudited)            June 30, 2001
                                                                               --------------        -----------------
ASSETS

Cash and due from banks                                                         $    586                 $    479
Federal funds sold                                                                   710                      980
Interest bearing deposits in other banks                                             402                      387
                                                                                --------                 --------
     Total cash and cash equivalents                                               1,698                    1,846

Federal Home Loan Bank stock, at cost                                                914                      719
Securities held to maturity (fair value of $9,677
    And $8,602 at June of 2001 and June of 2000)                                  13,552                    9,573
Loans, net                                                                        25,034                   22,738
Bank premises and equipment, net                                                     435                      435
Accrued interest receivable                                                          223                      166
Other assets                                                                          50                       50
                                                                                --------                 --------
     Total assets                                                               $ 41,906                 $ 35,527
                                                                                ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                          18,857                 $ 16,531
Advances from Federal Home Loan Bank                                              18,142                   14,239
Other liabilities                                                                    233                      154
                                                                                --------                 --------
     Total liabilities                                                            37,232                   30,924

Commitments and contingencies                                                        ---                      ---

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, -0- issued and outstanding                                         ---                      ---
    Common stock, $.01 par value, 4,000,000 shares
      authorized, 264,500 issued and outstanding                                       3                        3
    Additional paid-in capital                                                     2,271                    2,271
    Retained earnings                                                              2,400                    2,329
                                                                                --------                 --------
    Total stockholders' equity                                                     4,674                    4,603
                                                                                --------                 --------
       Total liabilities and stockholders' equity                               $ 41,906                 $ 35,527
                                                                                ========                 ========


          See accompanying notes to consolidated financial statements.



                       BancAffiliated, Inc. and Subsidiary
                        Consolidated Statement of Income

       For the Three Months Ended September 30, 2001 and 2000 (Unaudited)

                                 (In Thousands)

                                                                           Three Months         Three Months
                                                                               Ended                Ended
                                                                           September 30,        September 30,
                                                                                2001                 2000
                                                                           -------------        -------------
Interest and dividend income:
    Loans                                                                      $  571               $   473
    Investment securities                                                         144                   154
    Other                                                                          12                    14
                                                                               ------               -------
         Total interest income                                                    727                   641
                                                                               ------               -------

Interest expense:
    Deposits                                                                      204                   232
    Advances from Federal Home Loan Bank                                          145                   134
                                                                               ------               -------
            Total interest expense                                                349                   366
                                                                               ------               -------


Net interest income                                                               378                   275
Provision for loan losses                                                          50                    20
                                                                               ------               -------

Net interest income after provision for loan losses                               328                   255
                                                                               ------               -------
Noninterest income:
    Fee income on services charges                                                 21                    13
    Other                                                                           7                    15
                                                                               ------               -------
         Total noninterest income                                                  28                    28
                                                                               ------               -------

Noninterest expense:
    Compensation and benefits                                                     132                   118
    Occupancy                                                                       8                    24
    Data processing                                                                19                    18
    Other                                                                          80                    53
                                                                               ------               -------
         Total noninterest expense                                                239                   213
                                                                               ------               -------

Income before income tax expense                                                  117                    70
Income tax expense                                                                 46                     5
                                                                               ------               -------

Net income                                                                     $   71               $    65
                                                                               ======               =======
Earnings per share - Basic and Diluted                                         $  .27               $    NA
                                                                               ======               =======




          See accompanying notes to consolidated financial statements.



                       BancAffiliated, Inc. and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity

                                       For the Three Months Ended September 30, 2001 (Unaudited)
                                 (In Thousands)

                                                                                                          Additional
                                                Comprehensive          Preferred          Common            Paid-in      Retained
                                                    Income               Stock             Stock            Capital      Earnings
                                                -------------          ---------          ------          ----------     --------
Balances at June 30, 2001                         $     ---                 ---                 3             2,271      $  2,329

Net income for the three months                          71                 ---               ---               ---            71
                                                  ---------            --------            ------           -------      --------

Balance at September 30, 2001                     $      71            $    ---            $    3           $ 2,271      $  2,400
                                                  =========            ========            ======           =======      ========




          See accompanying notes to consolidated financial statements.


                                                      BancAffiliated, Inc. and Subsidiary
                                                      Consolidated Statement of Cash Flows

                     For the Three Months Ended September 30, 2001 (Unaudited) and September 30, 2000 (Unaudited)

                                                                (In Thousands)

                                                                              Three Months Ended          Three Months Ended
                                                                              September 30, 2001          September 30, 2000
                                                                              ------------------          ------------------
Cash Flows from operating activities
    Net income                                                                      $     71                    $     65
     Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                                        3                          11
      Provision for loan losses                                                           50                          20
      Increase in accrued interest and other assets                                      (57)                         (4)
      (Decrease) increase in accrued interest and other
      liabilities                                                                         79                         (30)
                                                                                    --------                    --------
         Net cash provided by operating activities                                       146                          62
                                                                                    --------                    --------

Cash flows from investing activities:
    (Purchase) Sale of securities held to maturity                                    (4,681)                        165
    Purchase of Federal Home Loan Bank stock                                            (195)                        (15)
    Paydowns of securities held to maturity                                              702                         137
    Net loans originated                                                              (2,346)                     (1,240)
    Net purchases of property and equipment                                               (3)                         (2)
                                                                                    --------                    --------
        Net cash used by investing activities                                         (6,523)                       (955)
                                                                                    --------                    --------
Cash flows from financing activities:
    Net increase in deposits                                                           2,326                         555
    Proceeds from advances received from
         Federal Home Loan Bank                                                        3,903                      (1,007)
                                                                                    --------                    --------
         Net cash provided (used) by financing activities                              6,229                        (452)
                                                                                    --------                    --------

Net decrease in cash and cash equivalent                                                (148)                     (1,345)

Cash and cash equivalents at beginning of period                                       1,846                       2,075
                                                                                    --------                    --------

Cash and cash equivalents at end of period                                          $  1,698                    $    730
                                                                                    ========                    ========



          See accompanying notes to consolidated financial statements.

                       BancAffiliated, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements


1.   Basis of Presentation
     ---------------------

The accompanying consolidated financial statements include the accounts of BancAffiliated, Inc. and its wholly-owned subsidiary, Affiliated Bank.

BancAffiliated, Inc. was incorporated in January of 2001 to facilitate the conversion of Affiliated Bank from mutual to stock form. On May 25, 2001, with the consummation of the conversion, BancAffiliated, Inc. became the holding company of Affiliated Bank (see Note 2). BancAffiliated, Inc. had no results of operations prior to January 2001.

Affiliated Bank was established in 1959 as Affiliated Federal Credit Union. Deposit and loan growth were severely restricted due to the fact the credit union's membership sponsor ceased operations. In June 1998, the credit union converted from a federally chartered credit union to a federally chartered mutual savings bank. Affiliated Bank's primary source of revenue is interest on loans and mortgage-backed and related securities. Affiliated Bank is subject to competition from other financial institutions. Affiliated Bank is also subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 2001 and the consolidated results of its operations, changes in stockholders' equity, and cash flow for the period ended September 30, 2001 and are of a normal, recurring nature. Also in the opinion of management, the September 30, 2001 statement of income and cash flow contain all adjustments necessary to present fairly the results of its operations for the three months then ended and are of a normal recurring nature.

Certain information and note disclosures normally included in BancAffiliated, Inc.'s consolidated annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in BancAffiliated, Inc.'s 10-KSB annual report for the fiscal year ended June 30, 2001 filed with the SEC. The consolidated statement of financial condition of BancAffiliated, Inc. as of June 30, 2001 has been derived from the audited consolidated statement of financial condition of BancAffiliated, Inc. as of that date.

Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2002.

2.   Formation of Holding Company and Conversion to Stock Form
     ---------------------------------------------------------

On May 25, 2001, BancAffiliated, Inc. became the holding company for Affiliated Bank upon its conversion from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. The conversion was accomplished through amendment of Affiliated Bank's federal charter and the sale and issuance by BancAffiliated, Inc. of 264, 500 shares of common stock at $10 per share (par value of $0.01 per share). Proceeds from the sale of common stock, net of expenses incurred of approximately $371,000, were approximately $2,274,000.

3.   Earnings Per Share
     ------------------

The computation of per share earnings for the three months ended September 30, 2001 is as follows (in thousands, except share amounts):

          Net Income                                                  $ 71,000
                                                                      --------
          Average common shares outstanding                            264,500

          Basic and diluted earnings per share                        $     27
                                                                      ========

At September 30, 2000, Affiliated Bank was a mutual institution and, thus, net earnings per share is not reported on the results of operations for the period then ended.

4.   Employee Benefits
     -----------------

Affilated Bank maintains a qualified, tax-exempt savings plan known as a Simple IRA (the "Plan") with a cash or deferred feature qualifying under Section 408(p) of the Internal Revenue Code. Employees of Affiliated Bank who earned at least $5,000 in the preceding calendar year may participate in this Plan.

Participants are permitted to make salary reduction contributions to the Plan of up to $6,000 of the participant's annual salary. In addition, the Bank may match the participant's contribution on a dollar for dollar basis up to 100% of the participant's before-tax contribution up to a maximum contribution by Affiliated Bank of 3% of the participant's annual salary for the year. All contributions by Affiliated Bank and the participants, as well as earnings, are fully and immediately vested.

Participants may invest amounts contributed to their IRA accounts in any number of investment options available under the Plan. Each participant receives an annual statement, which provides information regarding, among other things, the market value of his investments and contributions made to the Plan on the participant's behalf. For both of the three months ended September 30, 2001 and 2000, contributions to the Plan were approximately $3,000.

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
--------------------------------------------------------------------------------
1995
----

     A number of the matters and subject areas discussed in this report that are historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the actual future experience of Bancaffiliated, Inc. involving any one or more of these matters and subject areas. BancAffiliated, Inc. has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from BancAffiliated, Inc.'s current expectations regarding the relevant matter or subject area. These risks and uncertainties include, but are not limited to, changes in economic conditions in BancAffiliated, Inc.'s market area, changes in policies by regulator agencies, fluctuations in interest rates, and demand for loans in BancAffiliated, Inc.'s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected, or described from time to time in BancAffiliated, Inc.'s reports filed with the U.S. Securities and Exchange Commission ("SEC") and disseminated by BancAffiliated, Inc. in press releases. This report speaks only as of its date, and BancAffiliated, Inc. disclaims any duty to update the information herein.

FINANCIAL CONDITION
-------------------

     General. At September 30, 2001, our total assets increased by $6.4 million or 18% to $41.9 million from $35.5 million at June 30, 2001. The increase in assets was primarily due to a $2.3 million growth in loans and a $4 million growth in mortgaged backed securities.

     Loans. At September 30, 2001, our net loan portfolio increased $2.3 million or 10% to $25 million from $22.7 million at June 30, 2001. The increase in the loan portfolio over this time period was due to increased loan demand caused by our efforts to expand Affiliated Bank's real estate and commercial business lending activities. The loan portfolio increased in all categories, except consumer loans, with the largest increases in our real estate loans and commercial business loans. Total real estate loans increased by $3.4 million to $18.7 million at September 30, 2001 from $15.3 million at June 30, 2001. Commercial business loans decreased by $.9 million to $4.5 million at September 30, 2001 from $5.4 million at June 30, 2001.

     Securities. Mortgage-backed and related securities held to maturity were $13.6 million at September 30, 2001, compared to $9.6 million at June 30, 2001. The increase was primarily due to the purchase of additional mortgaged backed securities.

     Liabilities. Our total liabilities increased $6.3 million or 20% to $37.2 million at September 30, 2001 compared to $30.9 million at June 30, 2001. This increase was due primarily to an increase in deposits of $2.3 million and $3.9 million in Federal Home Loan Bank borrowings.

     Equity. Total equity increased by $71,000 to $4.7 million at September 30, 2001 compared to $4.6 million at June 30, 2001, as a result of earnings retention.

COMPARISON  OF RESULTS OF  OPERATIONS  FOR THE THREE MONTHS ENDED  SEPTEMBER 30,
--------------------------------------------------------------------------------
2001 AND 2000
-------------

     General. We reported net income of $71,000 for the three months ended September 30, 2001 and $65,000 for the three months ended September 30, 2000. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets.

     Net Interest Income. Net interest income increased $103,000 to $378,000 for the three months ended September 30, 2001 compared to $275,000 for the same period in 2000. This increase was due primarily to a higher volume of earning assets.

     Interest Income. Interest income increased $86,000 to $727,000 for the three months ended September 30, 2001 compared to $641,000 for the same period in 2000. The increase was primarily due a higher volume of earning assets and offset somewhat by decreasing interest rates.

     Interest Expense. Interest expense decreased $17,000 to $349,000 for the three months ended September 30, 2001 compared to $366,000 for the three months ended September 30, 2000. This decrease was due primarily to decreasing interest rates even while interest bearing liabilities have increased.

     Provision for Loan Losses. We charge provisions for loan losses to earnings to maintain the total allowance for loan losses. Our determination of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. Our policies require the review of assets on a regular basis, and we appropriately classify loans as well as other assets if warranted. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that adjustments may be necessary depending upon a change in economic conditions.

     The provision for loan losses made during the three months ended September 30, 2001 totaled $50,000 compared with a provision made during the same period in 2000 that totaled $20,000. This increase was due primarily to an increase in recent charge offs, current economic conditions, and changes in the risk composition of the loan portfolio. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

     While management uses the best information available to make evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions. We anticipate that our allowance for loan losses will increase as we continue to implement Affiliated Bank's strategy of originating primarily construction and commercial loans. Additionally, the Office of Thrift Supervision, as an integral part of its examination process, periodically review Affiliated Bank's allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it at the time of its examination.

     Other Operating Income. Other operating income for the three months ended September 30, 2001 amounted to $28,000, unchanged from the $28,000 for the three months ended September 30, 2000.

     Other Operating Expenses. Other operating expenses increased $26,000 or 12% to $239,000 for the three months ended September 30, 2001 compared to $213,000 for the three months ended September 30, 2000. This increase was primarily due to costs associated with BancAffiliated, Inc. being a public company.

Non-Performing Assets

     The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

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


                                                          ----------------------
                                                             At September 30,
                                                          ----------------------
                                                              2001      2000
                                                          (Dollars in thousands)
  Non-accruing loans:
             Consumer.....................................    $ 11      $ 18

               Total......................................      11        18

          Accruing loans past due 90 days and over:
             Consumer.....................................      13         1

               Total......................................      13         1

          Total non-performing loans......................      24        19

          Foreclosed assets...............................       0         0

          Total non-performing assets.....................      24        19

          Allowance for loan losses.......................     226       166

  Coverage of non-performing loans........................     942%      874%

  Non-performing assets as a percentage of total assets...     .06%      .07%


Other Loans of Concern

In addition to the non-performing assets set forth in the table above, as of September 30, 2001, there was also an aggregate of $21,000 primarily in small balance consumer loans and $351,000 in home construction loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses and the consumer loans carry special allocations of $7,000 and the home construction loans carry special allocations of $32,000.

Allowance for Loan Losses

     We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the ratio analysis and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

     At September 30, 2001, our allowance for loan losses was $226,000 or .90% of the total loan portfolio and approximately 942% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

Liquidity and Commitments

     Our liquidity, represented by cash and cash equivalents and mortgage-backed and related securities, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances to leverage our capital base and provide funds for our lending and investment activities, and enhance our interest rate risk management.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2001, the total approved loan commitments unfunded amounted to $8.8 million, which includes the unadvanced portion of construction loans of $5.3 million. There was one letter of credit in the amount of $72,000 at September 30, 2001. Time deposits and advances from the Federal Home Loan Bank scheduled to mature in one year or less at September 30, 2001 and 2000, totaled $14.5 million and $17.5 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Affiliated Bank. Affiliated Bank anticipates that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

     At September 30, 2001, Affiliated Bank had available to it additional advances from the Federal Home Loan Bank of approximately $363,000 and a federal funds line of credit of $2 million.

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

     At September 30, 2001, Affiliated Bank had tangible capital of $3.7 million, or 8.9% of adjusted total assets, which is approximately $3.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 2001, Affiliated Bank had no intangibles which were subject to these tests.

     At September 30, 2001, Affiliated Bank had core capital equal to $3.7 million, or 8.9% of adjusted total assets, which is $2.0 million above the minimum requirement of 4.0% in effect on that date.

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

     On September 30, 2001, Affiliated Bank had total risk-based capital of $3.9 million and risk-weighted assets of $25.4 million, or total capital of 15.5% of risk-weighted assets. This amount was approximately $1.9 million above the 8.0% requirement in effect on that date.

Impact of Inflation

     The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturity structure of our assets and liabilities are critical to the maintenance of acceptable performance levels.

     The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings. - None.

Item 2.           Changes in Securities. - None.

Item 3.           Defaults Upon Senior Securities. - None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Annual Meeting of Shareholders of BancAffiliated, Inc. was held on October 29, 2001. The matters approved that meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are as follows:



                  Proposal                                                      Number of Votes
                  --------                                                      ---------------
                                                                                                    Broker
                                                                       For         Withheld       Non-Votes
                                                                       ---         --------       ---------
                  Election of the following directors
                  for terms to expire in 2004:

                  Donna M. Rosiere                                   158,030            0               0
                  William J. Wethington                              158,030            0               0

                  Ratification of the appointment of
                  Payne, Falkner, Smith & Jones, P.C.
                  as the Company's auditors for the fiscal
                  year ending June 30, 2002                          158,030            0               0


Item 5.           Other Information. - None.

Item 6.           Exhibits and Reports on Form 8-K. - None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.

                               BANCAFFILIATED, INC.





Date:    November 14, 2001     By: /s/Garry J. Graham
                                   ---------------------------------------------
                                   Garry J. Graham
                                   Director, President & Chief Executive Officer (Duly Authorized Officer)




                               By: /s/Garry J. Graham
                                   ---------------------------------------------
Date:    November 14, 2001         Garry J. Graham
                                   Director, President & Chief Executive Officer
                                   (Principal Financial Officer)