Form 10KSB/A
period 2001-06-30
BANCAFFILIATED INC
filed 2001-11-20
CIK 1133409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE
        PART II of Form 10-KSB/A - Amended Annual Report to Stockholders
                    for the fiscal year ended June 30, 2001,
                         which is attached as Exhibit 13.
                 PART III of Form 10-KSB -- Proxy Statement for
                      2001 Annual Meeting of Stockholders.

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

                                     PART II

Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters
                  -----------------------------------------

     Page A-42 of the Amended Annual Report to Stockholders, which is attached as Exhibit 13, is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation
                  -------------------------------------------------

     Pages A-5 through A-16 of the Amended Annual Report to Stockholders, which is attached as Exhibit 13, is herein incorporated by reference.

Item 7.           Financial Statements
                  --------------------

     The following information appearing in BancAffiliated, Inc.'s Amended Annual Report to Stockholders, which is attached as Exhibit 13 hereto, is incorporated by reference.




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



     With the exception of the aforementioned information, BancAffiliated, Inc.'s Amended Annual Report to Stockholders for the year ended June 30, 2001, is not deemed filed as part of this Annual Report on Form 10-KSB.

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


           3(i)             Certificate of Incorporation                                                   *

           3(ii)            Bylaws                                                                         *

           4                Instruments defining the rights of security holders,                           *
                            including debentures

          10                Material Contracts                                                             *
                            (a)  Employment Contract between
                                  Garry J. Graham and the Affiliated Bank

          13                Amended Annual Report to Stockholders

          21                Subsidiaries of Registrant

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


Date: November 20, 2001                           BANCAFFILIATED, INC.
      -----------------------

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


By:   /s/ Garry J. Graham                         By: /s/ Garry J. Graham
      -------------------------                       --------------------------
      Garry J. Graham, Director, President            Garry J. Graham
       and Chief Executive Officer                    Chief Financial Officer
      (Principal Executive and Operating              (Chief Financial and
       Officer)                                        Accounting Officer)

Date: November  28, 2001                          Date: November 20, 2001
      -------------------------                       --------------------------



By:   /s/ Kenneth L. Lee                          By:  /s/ Donna M. Rosiere
      -------------------------                       --------------------------
      Kenneth L. Lee, Chairman of the Board           Donna M. Rosiere, Director

Date: November 20, 2001                           Date: November 20, 2001
      -------------------------                       --------------------------



By:   /s/ William J. Wethington                   By:  /s/ Harry M. Goddard
      -------------------------                       --------------------------
      William J. Wethington, Director                 Harry M. Goddard, Director

Date: November 20, 2001                           Date: November 20, 2001
      -------------------------                       --------------------------



By:   /s/ Kenneth L. Schilling                    By:  /s/ Donald H. Stone
      -------------------------                       --------------------------
      Kenneth L. Schilling, Director                  Donald H. Stone, Director

Date: November 20, 2001                           Date: November 20, 2001
      -------------------------                       --------------------------



By:   /s/ James E. Jennings
      -------------------------
      James E. Jennings, Director

Date: November 20, 2001
      -------------------------