Form 10QSB
period 2001-12-31
BANCAFFILIATED INC
filed 2002-02-14
CIK 1133409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended December 31, 2001

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

     As of February 14, 2002, there were 264,500 shares of common stock issued and outstanding.

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

Item 1. Financial Statements

         Consolidated Balance Sheet as of December 31, 2001 (unaudited)...............................................1 and June 30, 2001

         Consolidated Statement of Income for the six months and three months ended
         December 31, 2001 (unaudited) and 2000 (unaudited)...........................................................2


         Consolidated Statement of Changes in Stockholders' Equity for the six months ended December 31, 2001 (unaudited) .........................................................................5

         Consolidated Statement of Cash Flows for the six months
         ended December 31, 2001 (unaudited) and 2000 (unaudited).....................................................6

         Notes to Consolidated Financial Statements...................................................................7

Item 2. Management's Discussion and Analysis of Financial.............................................................9
        Condition and Results of Operations

PART II. OTHER INFORMATION


        Signatures...................................................................................................16


                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS

                       BancAffiliated, Inc. and Subsidiary
                           Consolidated Balance Sheet

                     At December 31, 2001 and June 30, 2001
                                 (In Thousands)

                                                                            December 31, 2001
                                                                               (Unaudited)            June 30, 2001
                                                                            -----------------         -------------

ASSETS
------

Cash and due from banks                                                         $    487               $      479
Federal funds sold                                                                   850                      980
Interest bearing deposits in other banks                                             677                      387
                                                                                --------               ----------
     Total cash and cash equivalents                                               2,014                    1,846

Federal Home Loan Bank stock, at cost                                              1,245                      719
Securities available for sale (fair value of $7,058 at December 31,
2001)                                                                              7,075                        0
Securities held to maturity (fair value of $12,259 at December 31,
2001 and $9,677 and $8,602 at June of 2001 and June of 2000)                      12,194                    9,573
Loans, net                                                                        24,173                   22,738
Bank premises and equipment, net                                                     427                      435
Accrued interest receivable                                                          239                      166
Other assets                                                                         353                       50
                                                                                --------               ----------
     Total assets                                                               $ 47,720               $   35,527
                                                                                ========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                                                        $ 18,210               $   16,531
Advances from Federal Home Loan Bank                                              24,634                   14,239
Other liabilities                                                                    174                      154
                                                                                --------               ----------
     Total liabilities                                                            43,018                   30,924

Commitments and contingencies                                                        ---                      ---

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, -0- issued and outstanding                                         ---                      ---
    Common stock, $.01 par value, 4,000,000 shares
      authorized, 264,500 issued and outstanding                                       3                        3
    Additional paid-in capital                                                     2,271                    2,271
    Retained earnings                                                              2,445                    2,329
    Accumulated other comprehensive loss                                             (17)                       0
                                                                                --------               ----------
    Total stockholders' equity                                                     4,702                    4,603
                                                                                --------               ----------
       Total liabilities and stockholders' equity                               $ 47,720               $   35,527
                                                                                ========               ==========


          See accompanying notes to consolidated financial statements.



                                                      BancAffiliated, Inc. and Subsidiary
                                                        Consolidated Statement of Income

                     For the Six Months and Three Months Ended December 31, 2001 (Unaudited) and 2000 (Unaudited)

                                 (In Thousands)
                                                          Six Months            Six Months         Three Months       Three Months
                                                            Ended                 Ended                Ended              Ended
                                                         December 31,          December 31,        December 31,       December 31,
                                                             2001                  2000                 2001               2000
                                                      ----------------       ---------------     ---------------    ----------------
Interest and dividend income:
    Loans                                                 $    1,068              $    968          $     497           $     495
    Investment securities                                        339                   302                195                 148
    Other                                                         20                    27                  8                  13
                                                          ----------              --------          ---------           ---------
         Total interest income                                 1,427                 1,297                700                 656
                                                          ----------              --------          ---------           ---------

Interest expense:
    Deposits                                                     388                   469                184                 237
    Advances from Federal Home Loan Bank                         307                   281                162                 147
                                                          ----------              --------          ---------           ---------
            Total interest expense                               695                   750                346                 384
                                                          ----------              --------          ---------           ---------

Net interest income                                              732                   547                354                 272
Provision for loan losses                                        125                    43                 75                  23
                                                          ----------              --------          ---------           ---------

Net interest income after provision for loan
losses                                                           607                   504                279                 249
                                                          ----------              --------          ---------           ---------
Noninterest income:
    Fee income on services charges                                40                    23                 19                  10
    Other                                                         15                    33                  8                  18
                                                          ----------              --------          ---------           ---------
         Total noninterest income                                 55                    56                 27                  28
                                                          ----------              --------          ---------           ---------


Noninterest expense:
    Compensation and benefits                                    255                   242               123                  124
    Occupancy                                                     17                    48                 9                   24
    Data processing                                               38                    36                19                   18
    Other                                                        162                   105                82                   52
                                                          ----------              --------          --------            ---------
         Total noninterest expense                               472                   431               233                  218
                                                          ----------              --------          --------            ---------


Income before income tax expense                                 190                   129                73                   59
Income tax expense                                                74                    20                28                   15
                                                          ----------              --------          --------            ---------
Net income                                                       116                   109                45                   44
                                                          ==========              ========          ========            =========
Earnings per share - Basic and Diluted                    $      .44                   N/A          $    .17                  N/A
                                                          ==========              ========          ========            =========

          See accompanying notes to consolidated financial statements.



                                                                        BancAffiliated, Inc. and Subsidiary
                                                            Consolidated Statement of Changes in Stockholders' Equity

                                                              For the Six Months Ended December 31, 2001 (Unaudited)
                                                                                      (In Thousands)



                                                                          Accumulated
                                                                             Other                             Additional
                                                        Comprehensive    Comprehensive    Preferred    Common    Paid-in    Retained
                                                            Income           Loss           Stock       Stock    Capital    Earnings
                                                        -------------    -------------    ---------    ------  ----------   --------
Balance at June 30, 2001                                    $  ---           $  ---        $  ---       $  3    $ 2,271      $ 2,329

Net income for the six months ended December 21, 2001          116              ---           ---        ---        ---          116

Unrealized holding losses arising during the period            (17)             (17)          ---        ---        ---          ---
                                                            ------           ------        ------       ----    -------      -------

Balance at December 31, 2001                                $   99           $  (17)       $  ---       $  3    $ 2,271      $ 2,445
                                                            ======           ======        ======       ====    =======      =======





          See accompanying notes to consolidated financial statements.




                                                      BancAffiliated, Inc. and Subsidiary
                                                     Consolidated Statement of Cash Flows

                       For the Six Months Ended December 31, 2001 (Unaudited) and December 31, 2000 (Unaudited)

                                                                 (In Thousands)
                                                                             Six Months Ended            Six Months Ended
                                                                             December 31, 2001           December 31, 2000
                                                                          ----------------------      ----------------------
Cash flows from operating activities
    Net income                                                                      $    116                    $    109
     Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                                       55                          30
      Provision for loan losses                                                          125                          43
      Increase in accrued interest and other assets                                     (376)                        (47)
         Increase in accrued interest and other liabilities                               20                           -
                                                                                    --------                    --------
         Net cash (used) provided by operating activities                                (60)                        135
                                                                                    --------                    --------

Cash flows (used) from investing activities:
    Purchase of securities available for sale                                         (7,298)                          0
      Purchase of securities held to maturity                                         (5,037)                          0
    Purchase of Federal Home Loan Bank stock                                            (526)                        (23)
    Paydowns of securities available for sale                                            206                           0
    Paydowns of securities held to maturity                                            2,369                         549
    Net loans originated                                                              (1,560)                     (2,253)
    Net purchase of property and equipment                                                 -                          (7)
                                                                                    --------                    --------
        Net cash used by investing activities                                        (11,846)                     (1,734)


Cash flows from financing activities:
    Net increase in deposits                                                           1,679                       1,079
    Proceeds (paydowns) from advances received from
         Federal Home Loan Bank                                                       10,395                         (14)
                                                                                    --------                    --------
         Net cash provided by financing activities                                    12,074                       1,065
                                                                                    --------                    --------

Net increase (decrease) in cash and cash equivalents                                     168                        (534)

Cash and cash equivalents at beginning of period                                       1,846                       2,075
                                                                                    --------                    --------
Cash and cash equivalents at end of period                                          $  2,014                    $  1,541
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of December 31, 2001 and the consolidated results of its operations, changes in stockholders' equity, and cash flow for the period ended December 31, 2001 and are of a normal, recurring nature. Also in the opinion of management, the December 31, 2001 statement of income and cash flow contain all adjustments necessary to present fairly the results of its operations for the Six months then ended and are of a normal recurring nature.

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

Operating results for the six month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2002.

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

3.   Earnings Per Share
     ------------------

The computation of per share earnings for the six and three months ended December 31, 2001 is as follows (in thousands, except share amounts):

                                                 Six Months       Three Months
                                                 ----------       ------------
Net Income                                      $       116      $            45
Average common shares outstanding                   264,500              264,500
Basic and diluted earnings per share            $       .44      $           .17
                                                ===========      ===============


For the six and three months ended December 31, 2000, Affiliated Bank was a mutual institution and, thus, net earnings per share is not reported on the results of operations for the period then ended.

4.   Employee Benefits
     -----------------

Affiliated Bank maintains a qualified, tax-exempt savings plan known as a Simple IRA (the "Plan") with a cash or deferred feature qualifying under Section 408(p) of the Internal Revenue Code. Employees of Affiliated Bank who earned at least $5,000 in the preceding calendar year may participate in this Plan.

Participants are permitted to make salary reduction contributions to the Plan of up to $6,500 of the participant's annual salary. In addition, the Bank may match the participant's contribution on a dollar for dollar basis up to 100% of the participant's before-tax contribution up to a maximum contribution by Affiliated Bank of 3% of the participant's annual salary for the year. All contributions by Affiliated Bank and the participants, as well as earnings, are fully and immediately vested.

Participants may invest amounts contributed to their IRA accounts in any number of investment options available under the Plan. Each participant receives an annual statement, which provides information regarding, among other things, the market value of his investments and contributions made to the Plan on the participant's behalf. For the six months ended December 31, 2001, contributions to the Plan were approximately $6,000 while the contributions for the six months ended December 31, 2000 were $4,500.

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

FINANCIAL CONDITION
-------------------

     General. At December 31, 2001, our total assets increased by $12.2 million or 34% to $47.7 million from $35.5 million at June 30, 2001. The increase in assets was primarily due to a $1.5 million growth in loans and a $9.7 million growth in mortgaged-backed securities.

     Loans. At December 31, 2001, our net loan portfolio increased $1.5 million or 6.6% to $24.2 million from $22.7 million at June 30, 2001. The increase in the loan portfolio over this time period was due to increased loan demand caused by our efforts to expand Affiliated Bank's real estate and commercial business lending activities. The loan portfolio increased in all categories, except consumer loans, with the largest increases in our real estate loans and commercial business loans. Total real estate loans increased by $2.8 million to $18.1 million at December 31, 2001 from $15.3 million at June 30, 2001. Commercial business loans decreased by $1.2 million to $4.2 million at December 31, 2001 from $5.4 million at June 30, 2001.

     Securities. Mortgage-backed and related securities held to maturity were $19.3 million at December 31, 2001, compared to $9.6 million at June 30, 2001. The increase was primarily due to the purchase of additional adjustable rate mortgaged-backed securities of various maturities. These securities consisted of $6.6 million issued by Fannie Mae, $1.5 million issued by Freddie Mac and $5.4 million issued by Ginnie Mae.

     Liabilities. Our total liabilities increased $12.1 million or 39.2% to $43.0 million at December 31, 2001 compared to $30.9 million at June 30, 2001. This increase was due primarily to an increase in deposits of $1.7 million and $10.4 million in Federal Home Loan Bank borrowings.

     Equity. Total equity increased by $100,000 to $4.7 million at December 31, 2001 compared to $4.6 million at June 30, 2001, as a result of earnings retention.

COMPARISON OF RESULTS OF OPERATIONS  FOR THE SIX MONTHS ENDED  DECEMBER 31, 2001
--------------------------------------------------------------------------------
AND 2000
--------

     General. We reported net income of $116,000 for the six months ended December 31, 2001 and $109,000 for the six months ended December 31, 2000. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets.

     Net Interest Income. Net interest income increased $185,000 to $732,000 for the six months ended December 31, 2001 compared to $547,000 for the same period in 2000. This increase was due primarily to a higher volume of earning assets.

     Interest Income. Interest income increased $130,000 to $1.4 million for the six months ended December 31, 2001 compared to $1.3 million for the same period in 2000. The increase was primarily due a higher volume of earning assets and offset somewhat by decreasing interest rates.

     Interest Expense. Interest expense decreased $55,000 to $695,000 for the six months ended December 31, 2001 compared to $750,000 for the six months ended December 31, 2000. This decrease was due primarily to decreasing interest rates even while interest bearing liabilities have increased.

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

     The provision for loan losses made during the six months ended December 31, 2001 totaled $125,000 compared with a provision made during the same period in 2000 that totaled $43,000. This increase was due primarily to an increase in recent charge offs, current economic conditions, and changes in the risk composition of the loan portfolio. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

     While management uses the best information available to make evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions. We anticipate that our allowance for loan losses will increase as we continue to implement Affiliated Bank's strategy of originating primarily construction and commercial loans. Additionally, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews Affiliated Bank's allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it at the time of its examination.

     Other Operating Income. Other operating income for the six months ended December 31, 2001 amounted to $55,000, consistent with the $56,000 for the six months ended December 31, 2000.

     Other Operating Expenses. Other operating expenses increased $41,000 or 9.5% to $472,000 for the six months ended December 31, 2001 compared to $431,000 for the six months ended December 31, 2000. This increase was primarily due to costs associated with BancAffiliated, Inc. being a public company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------
AND 2000
--------

     General. We reported net income of $45,000 for the three months ended December 31, 2001 and $44,000 for the three months ended December 31, 2000. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets.

     Net Interest Income. Net interest income increased $82,000 to $354,000 for the three months ended December 31, 2001 compared to $272,000 for the same period in 2000. This increase was due primarily to a higher volume of earning assets.

     Interest Income. Interest income increased $44,000 to $700,000 for the three months ended December 31, 2001 compared to $656,000 for the same period in 2000. The increase was primarily due a higher volume of earning assets and offset somewhat by decreasing interest rates.

     Interest Expense. Interest expense decreased $38,000 to $346,000 for the three months ended December 31, 2001 compared to $384,000 for the three months ended December 31, 2000. This decrease was due primarily to decreasing interest rates even while interest bearing liabilities have increased.

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

     The provision for loan losses made during the three months ended December 31, 2001 totaled $75,000 compared with a provision made during the same period in 2000 that totaled $23,000. This increase was due primarily to an increase in recent charge offs, current economic conditions, and changes in the risk composition of the loan portfolio. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

     While management uses the best information available to make evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions. We anticipate that our allowance for loan losses will increase as we continue to implement Affiliated Bank's strategy of originating primarily construction and commercial loans. Additionally, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews Affiliated Bank's allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it at the time of its examination.

     Other Operating Income. Other operating income for the three months ended December 31, 2001 amounted to $27,000, consistent with the $28,000 for the three months ended December 31, 2000.

     Other Operating Expenses. Other operating expenses increased $15,000 or 6.9% to $233,000 for the three months ended December 31, 2001 compared to $218,000 for the three months ended December 31, 2000. This increase was primarily due to costs associated with BancAffiliated, Inc. being a public company.

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

     Foreclosed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. The foreclosed assets at December 31, 2001 consisted of a home construction loan that was noted by the Bank as special mention as of September 30, 2001.


                                                                                         At December 31,
                                                                                    ------------------------
                                                                                       2001          2000
                                                                                     (Dollars in thousands)
  Non-accruing loans:
             Consumer...........................................................    $   10        $    15

               Total............................................................        10             15

          Accruing loans past due 90 days and over:
             Consumer...........................................................         2              1

               Total............................................................         2              1

          Total non-performing loans............................................        12             16

          Foreclosed assets.....................................................       300              0

          Total non-performing assets...........................................       312             16

          Allowance for loan losses.............................................       267            184

  Coverage of non-performing loans..............................................      2225%          1150%

  Non-performing assets as a percentage of total assets.........................       .65%           .05%


Other Loans of Concern

In addition to the non-performing assets set forth in the table above, as of December 31, 2001, there was also an aggregate of $14,000 primarily in small balance consumer loans and $638,000 in home construction loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. One of the loans in this group of home construction loans is secured by a single family residence that is under a contract of sale scheduled to close in February 2002. The remaining amount consists of three loans secured by single family homes that have been completed and are being marketed for sale. These loans have been considered in management's determination of the adequacy of our allowance for loan losses and the consumer loans carry special allocations of $3,000 while the home construction loans do not carry any special allocations.

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

     At December 31, 2001, our allowance for loan losses was $267,000 or 1.11% of the total loan portfolio and approximately 2,225% of total non-performing loans. Following the September terrorist attacks management increased the allowance in anticipation of a general slowdown in the economy. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

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

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2001, the total approved loan commitments unfunded amounted to $6.9 million, which includes the unadvanced portion of construction loans of $4.5 million. There were two letters of credit in the amount of $89,000 at December 31, 2001. Time deposits and advances from the Federal Home Loan Bank scheduled to mature in one year or less at December 31, 2001 and 2000, totaled $37.1 million and $20.5 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Affiliated Bank. Affiliated Bank anticipates that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

     At December 31, 2001, Affiliated Bank had available to it additional advances from the Federal Home Loan Bank of approximately $157,000 and a federal funds line of credit of $2 million.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2001, Affiliated Bank had no intangible assets.

     At December 31, 2001, Affiliated Bank had tangible capital of $3.8 million, or 7.9% of adjusted total assets, which is approximately $3.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2001, Affiliated Bank had no intangibles which were subject to these tests.

     At December 31, 2001, Affiliated Bank had core capital equal to $3.8 million, or 7.9% of adjusted total assets, which is $1.9 million above the minimum requirement of 4.0% in effect on that date.

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

     On December 31, 2001, Affiliated Bank had total risk-based capital of $4.0 million and risk-weighted assets of $26.2 million, or total capital of 15.4% of risk-weighted assets. This amount was approximately $1.9 million above the 8.0% requirement in effect on that date.

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

Item 4.           Submission of Matters to a Vote of Security Holders. - None

Item 5.           Other Information. - None.

Item 6.           Exhibits and Reports on Form 8-K. - None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.

                              BANCAFFILIATED, INC.





Date:    February 14, 2002     By: /s/Garry J. Graham
                                   ------------------
                                   Garry J. Graham
                                   Director, President & Chief Executive Officer (Duly Authorized Officer)




Date:    February 14, 2002     By: /s/Garry J. Graham
                                   ------------------
                                   Garry J. Graham
                                   Director, President & Chief Executive Officer
                                  (Principal Financial Officer)