Form 10QSB
period 2002-03-31
BANCAFFILIATED INC
filed 2002-05-14
CIK 1133409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 2002

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

     As of May 13, 2002, there were 264,500 shares of common stock issued and outstanding.

     Transitional Small Disclosure (check one): Yes [ ]   No [X]


                              BANCAFFILIATED, INC.


                                                                                                         Page
                                                                                                        Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
         Consolidated Balance Sheet as of March 31, 2002 (unaudited).......................................1 and June 30, 2001

         Consolidated Statement of Income for the nine months and three months ended
         March 31, 2002 (unaudited) and 2001 (unaudited)...................................................2


         Consolidated Statement of Changes in Stockholders' Equity for the nine months ended March 31, 2002 (unaudited) .................................................................3

         Consolidated Statement of Cash Flows for the nine months
         ended March 31, 2002 (unaudited) and 2001 (unaudited).............................................4

         Notes to Consolidated Financial Statements........................................................5

Item 2. Management's Discussion and Analysis of Financial..................................................7
          Condition and Results of Operations

PART II. OTHER INFORMATION

         Signatures.......................................................................................17



                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS

                       BancAffiliated, Inc. and Subsidiary
                           Consolidated Balance Sheet

                       At March 31, 2002 and June 30, 2001
                                 (In Thousands )

                                                                              March
                                                                             31, 2002
                                                                           (Unaudited)            June 30, 2001
                                                                        ------------------     --------------------

ASSETS
------

Cash and due from banks                                                          $   447                 $    479
Federal funds sold                                                                 1,310                      980
Interest bearing deposits in other banks                                             225                      387
                                                                                 -------                 --------
     Total cash and cash equivalents                                               1,982                    1,846

Federal Home Loan Bank stock, at cost                                              1,254                      719
Securities available for sale                                                      7,664                        0
Securities held to maturity (fair value of $10,832 at March 31, 2002
and $9,677 at June of 2001)                                                       10,780                    9,573
Loans, net                                                                        25,249                   22,738
Bank premises and equipment, net                                                     421                      435
Accrued interest receivable                                                          274                      166
Other assets                                                                         187                       50
                                                                                 -------                 --------
     Total assets                                                                $47,811                 $ 35,527
                                                                                 =======                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                                                         $20,868                 $ 16,531
Advances from Federal Home Loan Bank                                              21,927                   14,239
Other liabilities                                                                    201                      154
                                                                                 -------                 --------
     Total liabilities                                                            42,996                   30,924

Commitments and contingencies                                                        ---                      ---

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, -0- issued and outstanding                                         ---                      ---
    Common stock, $.01 par value, 4,000,000 shares
      authorized, 264,500 issued and outstanding                                       3                        3
    Additional paid-in capital                                                     2,271                    2,271
    Retained earnings                                                              2,570                    2,329
    Accumulated other comprehensive loss                                             (29)                       0
                                                                                 -------                 --------
    Total stockholders' equity                                                     4,815                    4,603
                                                                                 -------                 --------
       Total liabilities and stockholders' equity                                $47,811                 $ 35,527
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


                                                                      BancAffiliated, Inc. and Subsidiary
                                                                       Consolidated Statement of Income

                      For the Nine Months and Three Months Ended March 31, 2002 (Unaudited) and 2001 (Unaudited)

                                                  (In Thousands, except per share amounts)
                                              Nine Months               Nine Months         Three Months               Three Months
                                                 Ended                     Ended               Ended                      Ended
                                             March 31, 2002            March 31, 2001      March 31, 2002             March 31, 2001
                                             --------------            --------------      --------------             --------------
Interest and dividend income:
    Loans                                      $    1,609                $    1,514          $     541                  $     546
    Investment securities                             539                       450                200                        148
    Other                                              26                        36                  6                          9
                                               ----------                ----------          ---------                  ---------
         Total interest income                      2,174                     2,000                747                        703
                                               ----------                ----------          ---------                  ---------

Interest expense:
    Deposits                                          546                       720                158                        251
    Advances from Federal Home Loan Bank              444                       409                137                        128
                                               ----------                ----------          ---------                  ---------
            Total interest expense                    990                     1,129                295                        379
                                               ----------                ----------          ---------                  ---------

Net interest income                                 1,184                       871                452                        324
Provision for loan losses                             155                       148                 30                        105
                                               ----------                ----------          ---------                  ---------

Net interest income after provision for loan
losses                                              1,029                       723                422                        219
                                               ----------                ----------          ---------                  ---------
Noninterest income:
    Fee income on services charges                     64                        36                 24                         13
    Other                                              24                        41                  9                          8
                                               ----------                ----------          ---------                  ---------
             Total noninterest income                  88                        77                 33                         21
                                               ----------                ----------          ---------                  ---------

Noninterest expense:
    Compensation and benefits                         403                       371                148                        129
    Occupancy                                          24                        56                  7                          8
    Data processing                                    58                        55                 20                         19
    Other                                             254                       163                 92                         58
                                               ----------                ----------          ---------                  ---------
         Total noninterest expense                    739                       645                267                        214
                                               ----------                ----------          ---------                  ---------

Income before income tax expense                      378                       155                188                         26
Income tax expense                                    137                        31                 63                         11
                                               ----------                ----------          ---------                  ---------

Net income                                            241                       124                125                         15
                                               ==========                ==========          =========                  =========
Earnings per share - Basic and Diluted         $      .91                       N/A          $     .47                        N/A
                                               ==========                ==========          =========                  =========


          See accompanying notes to consolidated financial statements.




                                                               BancAffiliated, Inc. and Subsidiary
                                                    Consolidated Statement of Changes in Stockholders' Equity

                                                       For the Nine Months Ended March 31, 2002 (Unaudited)
                                                                         (In Thousands)



                                                                       Accumulated
                                                                          Other                             Additional
                                                      Comprehensive   Comprehensive   Preferred   Common     Paid-in        Retained
                                                          Income          Loss          Stock      Stock     Capital        Earnings
                                                      -------------   -------------   ---------   ------    ----------      --------
Balance at June 30, 2001                                 $  ---          $  ---        $  ---      $  3       $ 2,271        $ 2,329

Net income for the nine months ended March 31, 2002         241             ---           ---       ---           ---            241

Unrealized holding losses arising during the period         (29)            (29)          ---       ---           ---            ---
                                                         ------          ------        ------      ----       -------        -------

Balance at March 31, 2002                                $  212          $  (29)       $  ---      $  3       $ 2,271        $ 2,570
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


                                                                              BancAffiliated, Inc. and Subsidiary
                                                                              Consolidated Statement of Cash Flows

                                                 For the Nine Months Ended March 31, 2002 (Unaudited) and March 31, 2001 (Unaudited)

                                                                                                 (In Thousands)
                                                                                 Nine Months Ended            Nine Months Ended
                                                                                   March 31, 2002              March 31, 2001
                                                                              ----------------------      ----------------------
Cash flows from operating activities
    Net income                                                                      $    241                    $    124
     Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                                      130                          43
      Provision for loan losses                                                          155                         148
      Increase in accrued interest and other assets                                     (115)                       (146)
         Increase in accrued interest and other liabilities                               47                         (68)
                                                                                    --------                    --------
         Net cash (used) provided by operating activities                                458                         101
                                                                                    --------                    --------

Cash flows (used) from investing activities:
    Purchase of securities available for sale                                         (9,305)                          0
      Purchase of securities held to maturity                                         (5,037)                          0
    Purchase of Federal Home Loan Bank stock                                            (535)                        (30)
    Paydowns of securities available for sale                                          1,552                           0
    Paydowns of securities held to maturity                                            3,774                         858
    Net loans originated                                                              (2,796)                     (6,631)
    Net purchase of property and equipment                                                 -                         (15)
                                                                                    --------                    --------
        Net cash used by investing activities                                        (12,347)                     (5,818)
                                                                                    --------                    --------

Cash flows from financing activities:
    Net increase in deposits                                                           4,337                       2,391
    Proceeds (paydowns) from advances received from
         Federal Home Loan Bank                                                        7,688                       1,834
                                                                                    --------                    --------
         Net cash provided by financing activities                                    12,025                       4,225
                                                                                    --------                    --------

Net increase (decrease) in cash and cash equivalents                                     136                      (1,492)

Cash and cash equivalents at beginning of period                                       1,846                       2,075
                                                                                    --------                    --------
Cash and cash equivalents at end of period                                          $  1,982                    $    583
                                                                                    ========                    ========



          See accompanying notes to consolidated financial statements.

                       BancAffiliated, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements


1.   Basis of Presentation
     ---------------------

The accompanying consolidated financial statements include the accounts of BancAffiliated, Inc. and its wholly owned subsidiary, Affiliated Bank.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 2002 and the consolidated results of its operations, changes in stockholders' equity, and cash flow for the period ended March 31, 2002 and are of a normal, recurring nature. Also in the opinion of management, the March 31, 2002 statement of income and cash flow contain all adjustments necessary to present fairly the results of its operations for the Six months then ended and are of a normal recurring nature.

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

Operating results for the nine month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2002.

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

3.   Earnings Per Share
     ------------------

The computation of per share earnings for the nine and three months ended March 31, 2002 is as follows (in thousands, except share amounts):

                                              Nine Months         Three Months
                                              -----------         ------------

  Net Income                              $            241    $             125
  Average common shares outstanding                264,500              264,500
                                          ----------------    -----------------
  Basic and diluted earnings per share    $            .91    $             .47
                                          ================    =================


For the nine and three months ended March 31, 2001, Affiliated Bank was a mutual institution and, thus, net earnings per share is not reported on the results of operations for the period then ended.

4.   Employee Benefits
     -----------------

Affiliated Bank maintains a qualified, tax-exempt savings plan known as a Simple IRA (the "Plan") with a cash or deferred feature qualifying under Section 408(p) of the Internal Revenue Code. Employees of Affiliated Bank who earned at least $5,000 in the preceding calendar year may participate in this Plan.

Participants are permitted to make salary reduction contributions to the Plan of up to $7,000 of the participant's annual salary. In addition, the Bank may match the participant's contribution on a dollar for dollar basis up to 100% of the participant's before-tax contribution up to a maximum contribution by Affiliated Bank of 3% of the participant's annual salary for the year. All contributions by Affiliated Bank and the participants, as well as earnings, are fully and immediately vested.

Participants may invest amounts contributed to their IRA accounts in any number of investment options available under the Plan. Each participant receives an annual statement, which provides information regarding, among other things, the market value of his investments and contributions made to the Plan on the participant's behalf. For the nine months ended March 31, 2002, contributions to the Plan were approximately $9,000 while the contributions for the nine months ended March 31, 2001 were $7,500.

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

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

FINANCIAL CONDITION

     General. At March 31, 2002, our total assets increased by $12.3 million or 35% to $47.8 million from $35.5 million at June 30, 2001. The increase in assets was primarily due to a $2.5 million growth in loans and a $8.9 million growth in mortgaged-backed securities.

     Loans. At March 31, 2002, our net loan portfolio increased $2.5 million or 11.0% to $25.2 million from $22.7 million at June 30, 2001. The increase in the loan portfolio over this time period was due to increased loan demand caused by our efforts to expand Affiliated Bank's real estate and commercial business lending activities. The loan portfolio increased in all categories, except consumer loans, with the largest increases in our real estate loans and commercial business loans. Total real estate loans increased by $4.7 million to $20.0 million at March 31, 2002 from $15.3 million at June 30, 2001. Commercial business loans decreased by $2.3 million to $3.1 million at March 31, 2002 from $5.4 million at June 30, 2001.

     Securities. Mortgage-backed and related securities were $18.5 million at March 31, 2002, compared to $9.6 million at June 30, 2001. Included in this total are held for sale securities of $7.7 million and held to maturity securities of $10.8 million. The increase in securities was primarily due to the purchase of additional adjustable rate mortgaged-backed securities of various maturities. These securities, at original purchase price, consisted of $6.6 million issued by Fannie Mae, $1.5 million issued by Freddie Mac and $7.4 million issued by Ginnie Mae.

     Liabilities. Our total liabilities increased $12.1 million or 39% to $43.0 million at March 31, 2002 compared to $30.9 million at June 30, 2001. This increase was due primarily to an increase in deposits of $4.3 million and $7.7 million in Federal Home Loan Bank borrowings.

     Equity. Total equity increased by $200,000 to $4.8 million at March 31, 2002 compared to $4.6 million at June 30, 2001, as a result of earnings retention.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001

     General. We reported net income of $241,000 for the nine months ended March 31, 2002 and $125,000 for the nine months ended March 31, 2001. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets.

     Net Interest Income. Net interest income increased $313,000 to $1,184,000 for the nine months ended March 31, 2002 compared to $871,000 for the same period in 2001. This increase was due primarily to a higher volume of earning assets.

     Interest Income. Interest income increased $174,000 to $2.2 million for the nine months ended March 31, 2002 compared to $2.0 million for the same period in 2001. The increase was primarily due a higher volume of earning assets and offset somewhat by decreasing interest rates.

     Interest Expense. Interest expense decreased $139,000 to $990,000 for the nine months ended March 31, 2002 compared to $1,129,000 for the nine months ended March 31, 2001. This decrease was due primarily to decreasing interest rates even while interest bearing liabilities have increased.

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

     The provision for loan losses made during the nine months ended March 31, 2002 totaled $155,000 compared with a provision made during the same period in 2001 that totaled $148,000. This increase was due primarily to an increase in recent charge offs, current economic conditions, and changes in the risk composition of the loan portfolio. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

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

     Other Operating Income. Other operating income increased $11,000 to $88,000 for the nine months ended March 31, 2002 compared to $77,000 for the nine months ended March 31, 2001. This increase is due primarily to increased service charge income on deposit accounts.

     Other Operating Expenses. Other operating expenses increased $94,000 or 14.6% to $739,000 for the nine months ended March 31, 2002 compared to $645,000 for the nine months ended March 31, 2001. This increase was in part due to the costs associated with BancAffiliated, Inc. being a public company and other cost increases associated with the bank's growth.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     General. We reported net income of $125,000 for the three months ended March 31, 2002 and $15,000 for the three months ended March 31, 2001. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets.

     Net Interest Income. Net interest income increased $128,000 to $452,000 for the three months ended March 31, 2002 compared to $324,000 for the same period in 2001. This increase was due primarily to a higher volume of earning assets.

     Interest Income. Interest income increased $44,000 to $747,000 for the three months ended March 31, 2002 compared to $703,000 for the same period in 2001. The increase was primarily due a higher volume of earning assets and offset somewhat by decreasing interest rates.

     Interest Expense. Interest expense decreased $84,000 to $295,000 for the three months ended March 31, 2002 compared to $379,000 for the three months ended March 31, 2001. This decrease was due primarily to decreasing interest rates even while interest bearing liabilities have increased.

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

     The provision for loan losses made during the three months ended March 31, 2002 totaled $30,000 compared with a provision made during the same period in 2001 that totaled $105,000. The decrease in the provision expense is primarily tied to the fact that the bank increased provisions in 2001 to address a significant problem loan that surfaced during the March 31, 2001 period. The provision for the 2002 period is reflective of recent charge offs, current economic conditions, and changes in the risk composition of the loan portfolio. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

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

     Other Operating Income. Other operating income increased $12,000 or 57% to $33,000 for the three months ended March 31, 2002 compared to $21,000 for the three months ended March 31, 2001. The increase is due primarily to an increase is service charge income on deposit accounts.

     Other Operating Expenses. Other operating expenses increased $53,000 or 24.8% to $267,000 for the three months ended March 31, 2002 compared to $214,000 for the three months ended March 31, 2001. This increase was primarily due to costs associated with BancAffiliated, Inc. being a public company coupled with increased costs associated with the bank's growth and the cost of disposing of foreclosed assets.

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

     Foreclosed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. The foreclosed assets at March 31, 2002 consisted of a home construction loan that was also carried as a foreclosed asset at December 31, 2001. Between December 31, 2001 and March 31, 2002, Affiliated Bank sold one foreclosed property reducing foreclosed assets by $170,000 from $300,000 at December 31, 2001 to $130,000 at March 31, 2002.


                                                                                           At March 31,
                                                                                 ----------------------------
                                                                                       2002          2001
                                                                                    (Dollars in thousands)
  Non-accruing loans:
             Consumer...........................................................    $      9       $       13
             Commercial.........................................................         ---              232
               Total............................................................           9              245

          Accruing loans past due 90 days and over:
             Consumer...........................................................           1                2

               Total............................................................           1                2

          Total non-performing loans............................................          10              247

          Foreclosed assets.....................................................         130              ---

          Total non-performing assets...........................................         140              247

          Allowance for loan losses.............................................         297              289

  Coverage of non-performing loans..............................................        2978%             117%

  Non-performing assets as a percentage of total assets.........................         .29%             .76%



Other Loans of Concern

     In addition to the non-performing assets set forth in the table above, as of March 31, 2002, there was also an aggregate of $299,000 in problem loans of which $284,000 was a home construction loan and $15,000 in small balance consumer loans. Further, there were $354,000 in home construction loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses and the consumer loans carry special allocations of $8,000 while the home construction loans carry special allocations of $42,000.

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

     At March 31, 2002, our allowance for loan losses was $297,000 or 1.16% of the total loan portfolio and approximately 2,970% of total non-performing loans. Following the September terrorist attacks management increased the allowance in anticipation of a general slowdown in the economy. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

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

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2002, the total approved loan commitments unfunded amounted to $5.2 million, which includes the unadvanced portion of construction loans of $3.1 million. There was one letter of credit in the amount of $72,000 at March 31, 2002. Time deposits and advances from the Federal Home Loan Bank scheduled to mature in one year or less at March 31, 2002 and 2001, totaled $36.2 million and $21.6 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Affiliated Bank. Affiliated Bank anticipates that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

     At March 31, 2002, Affiliated Bank had available to it additional advances from the Federal Home Loan Bank of approximately $2.2 million and a federal funds line of credit of $2 million.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 2002, Affiliated Bank had no intangible assets.

     At March 31, 2002, Affiliated Bank had tangible capital of $3.9 million, or 8.2% of adjusted total assets, which is approximately $3.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At March 31, 2002, Affiliated Bank had no intangibles which were subject to these tests.

     At March 31, 2002, Affiliated Bank had core capital equal to $3.9 million, or 8.2% of adjusted total assets, which is $2 million above the minimum requirement of 4.0% in effect on that date.

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

     On March 31, 2002, Affiliated Bank had total risk-based capital of $4.2 million and risk-weighted assets of $25.6 million, or total capital of 16.3% of risk-weighted assets. This amount was approximately $2.1 million above the 8.0% requirement in effect on that date.

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


                            BANCAFFILIATED, INC.





Date:    May 13, 2002       By:    /s/Garry J. Graham
                                  ----------------------------------------------
                                  Garry J. Graham
                                  Director, President & Chief Executive Officer (Duly Authorized Officer)




Date:    May 13, 2002       By:    /s/ Garry J. Graham
                                   ---------------------------------------------
                                   Garry J. Graham
                                   Director, President & Chief Executive Officer
                                   (Principal Financial Officer)