Form 10KSB
period 2002-06-30
BANCAFFILIATED INC
filed 2002-09-30
CIK 1133409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended June 30, 2002
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                ----------------

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
                                      ----   ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         As of September 17, 2002, the Registrant had 264,500 shares of Common Stock issued and outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of September 17, 2002 was $3.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE
   PART II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 2002, which is attached as Appendix A to the Proxy
       Statement for the Annual Meeting of Stockholders to be held in 2002
            PART III of Form 10-KSB - Proxy Statement for 2002 Annual
                            Meeting of Stockholders.

                                     PART I



Item 1.   Description of Business

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

         The following discussion is intended to assist in understanding the financial condition and results of operations of BancAffiliated, Inc. and Affiliated Bank. The discussion and analysis does not include any comments relating to BancAffiliated, Inc., since BancAffiliated, Inc. has no significant operations.

         Affiliated Bank's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Affiliated Bank's results of operation also are affected by the level of its non-interest income and expenses and income tax expense.

         BancAffiliated, Inc. BancAffiliated, Inc. was formed in March, 2001 by Affiliated Bank. The acquisition of Affiliated Bank by BancAffiliated, Inc. was consummated on May 25, 2001, in connection with Affiliated Bank's conversion from the mutual to stock form. All references to

BancAffiliated, Inc. prior to May 25, 2001, except where otherwise indicated, are to Affiliated Bank.

         At June 30, 2002, BancAffiliated, Inc. had $56.3 million of assets and stockholders equity of $5.0 million.

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

         As a credit union, Affiliated Bank did not experience membership growth in recent years due to a reduction in the number of employees of Affiliated Food Stores. In addition, Affiliated Food Stores ceased operations in 1993, thereby eliminating the largest source of new customers for Affiliated Federal Credit Union. After reviewing its strategic options, the board of directors determined that converting to a federal mutual savings bank would address the problem of a declining customer base by providing access to all members of the general public. Therefore, after receiving the necessary regulatory approvals, on June 1, 1998, Affiliated Federal Credit Union converted to a federal mutual savings bank known as Affiliated Bank, F.S.B. Affiliated Bank now serves the general public rather than being limited to serving only distinct employee groups.

         Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in construction and development loans, commercial business loans, commercial real estate loans, and permanent loans secured by first mortgages on owner- occupied, one- to four-family residences. We also originate automobile loans and, to a lesser extent, a variety of other consumer loans and multi-family residential loans.

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

         General. Our loans carry either a fixed or an adjustable rate of interest. Construction and commercial loans are generally shorter-term loans. Construction loans generally pay interest monthly with principal due at maturity. Commercial loans are generally short term and amortize monthly or have interest payable monthly or quarterly, and principal due at maturity. Mortgage loans generally have a longer term amortization, with shorter-term maturities, and principal and interest due each month. At June 30, 2002, our net loan portfolio totaled $26.6 million, which constituted 47.8% of our total assets.

         At June 30, 2002, the maximum amount which we could have loaned to any one borrower and the borrower's related entities was $652,000. At June 30, 2002, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2002 were as follows: (1) a $1.3 million interim construction relationship consisting of 15 residential construction loans totaling $1.0 million and loans for residential lots that total $274,000, $685,000 of which has been sold to other banks as participations; (2) a $528,000 interim construction loan for a personal residence; (3) an $802,000 loan on 38 residential lots of which $275,000 was participated to another lender; (4) a $500,000 loan relationship consisting of a line of credit for commercial business purposes and (5) a $423,000 loan to refinance an office warehouse.

         The following table presents information concerning the composition of BancAffiliated, Inc. and subsidiary loan portfolio in dollar amounts and in percentages as of the dates indicated.


                                                                     June 30,
                                              ------------------------------------------------------
                                                       2002                          2001
                                              ------------------------------------------------------
                                                Amount          Percent       Amount      Percent
                                                           (Dollars in Thousands)

Real Estate Loans:
   One- to four-family residential                $ 4,214          13.5%   $  2,249            7.2%
   Multi-family residential..................         121           0.4         620            1.9
                                                 --------         -----    --------           ----

     Total residential loans.................       4,335          13.9       2,869            9.1
   Commercial real estate....................       2,051           6.5       1,804            5.8
   Construction and development loans........      13,133          42.0      17,441           55.6
                                                   ------          ----      ------           ----

     Total real estate loans.................      19,519          62.4      22,114           70.5
                                                                   ----                       ----

   Commercial business loans.................       6,518          20.8       6,318           20.1

Consumer Loans:
   Automobile loans..........................       3,704          11.8       1,302            4.1
   Credit cards..............................       1,126           3.6       1,195            3.8
   Loans secured by deposits.................         269           0.9         285            0.9
   Other personal and installment loans......          167          0.5         179            0.6
                                                   -------        -----    --------          -----

     Total consumer loans....................       5,266          16.8       2,961            9.4
                                                   ------          ----     -------          -----

     Gross loans.............................      31,303         100.00%    31,393          100.00%
                                                                  ======                     ======

     Loans in process........................       3,809                     8,473
                                                   ------                   -------
     Total loans............................       27,494                    22,920

Allowance for loan losses....................         315                       182
                                                  -------                  --------

     Net loans receivable....................     $27,179                   $22,738
                                                  =======                   =======


         The following schedule illustrates the contractual maturity of Affiliated Bank's loan portfolio at June 30, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                   Over One
                                                 One Year           Year to        Over Five
                                                  or Less         Five Years         Years       Total
                                                  -------         ----------         -----       -----
                                                            (Dollars in Thousands)


One- to four-family residential loans...           $2,460            $   722       $1,032     $  4,214
Multi-family............................              ---                121                       121
Commercial real estate..................              924              1,127                     2,051
Construction............................            9,029              1,006                    10,035
Commercial business.....................            4,244              1,784                     6,028
All other loans.........................              755              3,608           92        4,455
                                                   ------              -----     --------      -------
Total loans (net of LIP)................          $17,412             $8,368       $1,124      $26,904
                                                  =======             ======       ======      =======

Allowance for loan losses...............                                                           315
                                                                                              --------
     Net loans..........................                                                       $26,589
                                                                                               =======


         Of our outstanding total loans of $26.6 million at June 30, 2002, approximately $13.8 million have fixed rates of interest and approximately $12.8 million have adjustable rates of interest.

         Construction and Development Lending. We originate construction loans to builders and to individuals for the construction of their primary residences. Substantially all of these loans are secured by property located within our market area. Loans to individuals for the construction of their residences typically run for up to 12 months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2002, we had $13.1 million or 41.9% of our gross loan portfolio in construction and development loans, of which $2.5 million was not disbursed. Of this amount, approximately $8.7 million or 66.5% were fixed rate loans and approximately $4.3 million or 33.5% were adjustable rate loans. Our largest construction loan relationship at June 30, 2002, was a $1.3 million relationship consisting of 15 residential construction loans totaling $1.0 million and loans for residential lots that total $274,000, $685,000 of which has been sold to other banks as participations. At June 30, 2002, this borrower had $1.2 million outstanding to us, $638,000 of which was participated to other banks.

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

         Commercial Business Lending. We also originate commercial business loans. At June 30, 2002, approximately $6.0 million or 21.9% of our total loan portfolio was comprised of commercial business loans. Of this amount, approximately $4.3 million or 71.5% were fixed rate loans and approximately $1.7 million or 28.5% were adjustable rate loans. Our largest commercial business loan at June 30, 2002, was a $500,000 loan to a business borrower secured by marketable securities. At June 30, 2002, this borrower had $498,000 outstanding to us.

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

         Commercial Real Estate Lending. Affiliated Bank offers commercial real estate loans. These loans are secured primarily by small retail establishments, rental properties and small office buildings located in our primary market area. At June 30, 2002, commercial real estate loans totaled $2.1 million or 7.5% of our total loan portfolio. Of this amount, approximately $1.1 million or 54.9% were fixed rate loans and approximately $900,000 or 45.1% were adjustable rate loans. Our largest commercial real estate loan at June 30, 2002, was a $423,000 loan to a real estate investor secured by the real estate. At June 30, 2002, this borrower had $423,000 outstanding to us.

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

         Consumer and Automobile Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross- marketing opportunities. At June 30, 2002, our consumer loan portfolio totaled $4.5 million or 16.2% of our total loan portfolio. We offer a variety of secured consumer loans, including automobile loans and loans secured by savings deposits. We also offer a limited amount of unsecured loans.

         The most significant component of our consumer lending is automobile loans. We originate automobile loans on a direct basis and purchase loans as well. These loans totaled $3.7 million at June 30, 2002 or 13.5% of our total loan portfolio. Automobile loans may be written for up to five years and usually have fixed rates of interest. Loan to value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

         Affiliated Bank also originates credit card loans, loans secured by deposit accounts and other consumer loans. At June 30, 2002, we had $269,000 or 1.0% of our total loan portfolio in loans secured by deposits. At June 30, 2002, we also had $315,000 in adjustable-rate credit card loans or 1.15% of our total loan portfolio. Management is contemplating the discontinuance of its credit card lending. However, at this time Affiliated Bank continues to offer the credit cards.

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

         One- to Four-Family Residential Lending. At June 30, 2002, one- to four-family residential mortgage loans totaled $4.2 million or 15.3% of our total loan portfolio. We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Presently, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should we grant a loan with a loan-to-value ratio in excess of 80%, we may require private mortgage insurance in order to reduce our exposure below 80%. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

         We currently originate one- to four-family mortgage loans on a fixed-rate basis. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Generally, our home mortgages are structured with a 15 to 30 year amortization and with a 3 to 5 year maturity. While not mandatory, these loans will generally be renewed after repricing to the current market rate.

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

         Multi-Family Residential Lending. We offer multi-family residential loans. These loans are secured primarily by real estate located in our primary market area. At June 30, 2002, multi-family residential loans totaled $121,000 or 0.4% of our gross loan portfolio.

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

Loan Originations, Purchases, Sales and Repayments

         We originate loans through employees located at our office. Walk-in customers and referrals from our current customer base, advertisements, real estate brokers, mortgage loan brokers, and builders are also important sources of loan originations. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. We also purchase and sell participation interests in loans as well as purchase loans originated by others.

         The following table shows the loan origination, purchase, sale and repayment activities of Affiliated Bank for the periods indicated, and includes loans originated for both our own portfolio and for sale of participating interests.



                                                  Years Ended
                                                    June 30,
                                       ------------------------------
                                              2002          2001
                                       ------------------------------
                                           (Dollars in Thousands)

Total loans, beginning of year.........       $22,920        $16,342

Loan originations and purchases:
   Real estate mortgage loans..........        24,742         17,016
   Consumer loans......................         3,785            823
   Other loans.........................         4,508          6,490
                                              -------        -------

     Total loan originations...........        33,035         24,329
                                              -------        -------

Loan repayments........................        25,959         16,867
Loan participations sold...............         3,091            884
                                              -------        -------

    Total repayments and sales.........        29,050         17,751
                                              -------        -------

Total loans, end of period.............       $26,905        $22,920
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

         Delinquent Loans. The following table sets forth our loans delinquent 60 - 90 days and over past due by type, number, amount and percentage of type at June 30, 2002.





                              60 to 89 days past due            90 days and over past due               Total Delinquent Loans
                        ------------------------------------------------------------------------------------------------------------
                                                 Percent                              Percent                            Percent
                                                 of Loan                              of Loan                            of Loan
                        Number      Amount       Category     Number     Amount       Category    Number      Amount     Category
                        ------      -------      ---------   --------    ------       --------    ------      ------     --------
                                                                   (Dollars in Thousands)

Real estate:
  Residential...........   ---         ---         ---          1          161          3.7%       1         161             3.7%
  Commercial............   ---         ---         ---
  Construction..........    3          354         3.3%         1          284          2.7%       4         638             6.0%

Other:
  Consumer..............   ---         ---         ---%         1            2          0.04%      1           2             0.04%
  Commercial............   ---         ---         ---

Total...................    3          354         1.3%         3          447          1.6%       6         801             2.9%



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



                                                                                               At June 30,
                                                                               --------------------------------------
                                                                                          2002              2001
                                                                               --------------------------------------

Non-accruing loans:
   Consumer...................................................................              $  16               $12
   Construction...............................................................                284               ---
   Residential................................................................                161               ---
     Total....................................................................                461                12
                                                                                              ---              ----

Accruing loans past due 90 days and over:
   Consumer...................................................................                  2                 3

     Total....................................................................                  2                 3
                                                                                              ---              ----

Total non-performing loans....................................................                463                15

Foreclosed assets.............................................................                ---               ---
                                                                                              ---              ----

Total non-performing assets...................................................               $463               $15

Allowance for loan losses.....................................................                315               182

Coverage of non-performing loans..............................................              68.0%          1,213.3%

Non-performing assets as a percentage of total assets.........................              0.82%             0.04%


         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 2002, there was also an aggregate of $837,000 primarily in residential construction loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans and the non-performing loans have been considered in management's determination of the adequacy of our allowance for loan losses and carry special allocations of $49,000.

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

         In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2002, we had classified $823,000 of our assets as substandard, none as doubtful and none as loss. The total amount of classified assets represented 20.4% of Affiliated Bank's equity capital and 1.5% of our total assets at June 30, 2002.

         Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the ratio analysis and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

         At June 30, 2002, our allowance for loan losses was $315,000 or 1.15% of the total loan portfolio and approximately 68.0% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

         The following table sets forth an analysis of our allowance for loan losses.





                                                                                            Years Ended June 30
                                                                                 --------------------------------------
                                                                                          2002               2001
                                                                                 --------------------------------------


Total loans outstanding (at end of period)..................................             $26,905            $22,920
                                                                                         -------            -------

Average loans outstanding (period to date)..................................             $24,742            $19,573
                                                                                         -------            -------

Allowance for loan losses, beginning of period..............................             $   182            $   153

Loan charge-offs:
     Consumer loans.........................................................                  29                 20
     Commercial loans.......................................................                 ---                252
     Residential construction...............................................                  25                ---
        Total loan charge-offs..............................................                  54                272
                                                                                         -------            -------

Loan recoveries:
     Consumer loans.........................................................                   2                  3
                                                                                         -------            -------
        Total loan recoveries...............................................                   2                  3
                                                                                         -------            -------

Net loan charge-offs........................................................                  52                269
Provision charged to operations.............................................                 185                298
                                                                                         -------            -------

Allowance for loan losses, end of period....................................             $   315            $   182
                                                                                         =======            =======

Ratio of net loan charge-offs during the period
   to average loans outstanding.............................................               0.21%              1.37%
                                                                                         =======            =======

Provision as a percentage of average loans..................................               0.75%              1.52%
                                                                                         =======            =======

Allowance as a percentage of total loans....................................               1.17%              0.79%
                                                                                         =======            =======


         The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.



                                                            At June 30,
                                   ----------------------------------------------------------------
                                                2002                           2001
                                   ----------------------------------------------------------------
                                                     Percent of                     Percent of
                                                      Loans in                       Loans in
                                                        Each                           Each
                                                      Category                       Category
                                                      to Total                       to Total
                                       Amount          Loans          Amount          Loans
                                   ----------------------------------------------------------------


One- to four-family residential..          $    2         15.3%       $    5            10%
Multi-family residential.........               1          0.04            2              3
Commercial real estate...........               4          7.5             9              8
Construction and
  development loans..............              57         38.6            88             46
Commercial business loans........             181         21.9            55             23
Automobile loans.................              48         13.5            13              6
Other personal and investment
   loans.........................              22         3.16            10              4
                                            -----      --------         ----           ----
                                           $  315       100.00%       $  182           100%
                                            =====      ========         ====           ====


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

         Affiliated Bank invests in collateralized mortgage obligations as an alternative to mortgage loans and conventional mortgage-backed securities as part of its asset/liability management strategy. Management believes that collateralized mortgage obligations represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, Affiliated Bank has from time to time concluded that intermediate and long duration collateralized mortgage obligations (with an expected average life of 20-years or less) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. Because Affiliated Bank's collateralized mortgage obligations are purchased as an alternative to mortgage loans and because Affiliated Bank has the ability and intent to hold such securities to maturity, all such securities are classified as held-to-maturity. At June 30, 2002, Affiliated Bank held $1.9 million of collateralized mortgage obligations. All of Affiliated Bank's collateralized mortgage obligations are guaranteed by either Fannie Mae or Freddie Mac.

         To assess price volatility, the Federal Financial Institutions Examination Council adopted a policy which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the Office of Thrift Supervision, requires Affiliated Bank to annually test its collateralized mortgage obligations and other mortgage-related securities to determine whether they are high-risk or non high-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions, such as Affiliated Bank, may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. As of June 30, 2002, Affiliated Bank had no high risk securities.

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

         The following table sets forth the composition of our collateralized mortgage obligation and investments portfolio at the dates indicated.



                                                                                               June 30,
                                                                --------------------------------------------------------------------
                                                                               2002                               2001
                                                                --------------------------------------------------------------------
                                                                        Carrying            % of           Carrying          % of
                                                                          Value            Total             Value          Total
                                                                --------------------------------------------------------------------
                                                                                        (Dollars in Thousands)

Securities available for sale, at fair value:
  Federal Home Loan Bank stock..................................          $ 1,464                9%           $  719         100%
  Securities available for sale at fair value...................           14,704               91%              ---         ---
                                                                           ------              ---             -----         ---
  Total.........................................................           16,168              100%              719         100
                                                                           ======              ===               ===         ===
Securities to be held to maturity, at amortized cost:
   Mortgage-backed securities...................................            7,864               81%            6,036          63
   Collateralized mortgage obligations..........................            1,868               19%            3,537          37
                                                                            -----              ---             -----         ---

     Total......................................................            9,732              100%            9,573         100%
                                                                            =====              ===             =====         ====

Securities to be held to maturity, at fair value................            9,797                              9,677
                                                                            =====                              =====



         The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, as of June 30, 2002, are indicated in the following table.



                                      Less than 1 Year         1 to 5 Years          Over 10 Years         Total Securities
                                      ----------------         ------------          -------------         ----------------
                                               Weighted               Weighted               Weighted               Weighted
                                                Average                Average                Average                Average
                                     Amount      Yield      Amount      Yield     Amount       Yield      Amount      Yield
                                     ------      -----      ------      -----     ------       -----      ------      -----
                                                                     (Dollars in Thousands)

Securities available for sale:
  Mortgage-backed securities......     $  ---         %      $   ---       --- %    $14,704        4.5%    $14,704        4.5%
     Collateralized mortgage
       obligations................        ---       ---          ---       ---          ---         ---        ---         ---
                                       ------                 ------              ---------              ---------
     Sub-Total....................        ---                    ---                 14,704                 14,704
                                       ------                 ------                 ------                 ------
Securities to be held to maturity:
     Mortgage-backed securities...        ---       ---          ---       ---        7,864        4.5%      7,864        4.5%
     Collateralized mortgage
       obligations................        ---       ---          ---       ---        1,868        2.8%      1,868        2.8%
                                       ------                -------                  -----                 ------
     Sub-Total....................     $  ---                 $  ---                $ 9,732        4.2%    $ 9,732        4.2%
                                       ------                 ------                -------               --------
     Total........................     $  ---                 $  ---                $24,346        4.4%    $24,346        4.4%
                                       ======                 ======                =======                =======


Sources of Funds

         General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

         Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of NOW accounts, time deposit accounts, savings, money market and demand deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We solicit deposits in our market area and rely on wholesale deposits obtained through our telemarketing efforts and deposit brokers. At June 30, 2002, we had $3.9 million in brokered deposits, all of which mature in one to 12 months. Management believes that the use of brokered deposits is a cost effective and stable method to manage the Bank's funding sources.

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

         The following table sets forth our deposit flows during the periods indicated.



                                                                                           Years Ended June 30,
                                                                             ---------------------------------------------
                                                                                        2002                2001
                                                                             ---------------------------------------------


Net deposits (withdrawals) to non-brokered accounts..........................             $6,293           $ (1,836)
Net deposits (withdrawals) to brokered accounts..............................             (1,562)               819
Interest credited to deposit accounts........................................                734                916
                                                                                          ------           --------

   Net increase (decrease)...................................................              5,465               (101)

Opening balance of deposit accounts..........................................             16,531             16,632
                                                                                          ------           --------

Ending balance of deposit accounts...........................................            $21,996            $16,531
                                                                                         =======            =======

Percent increase (decrease)..................................................              33.1%             (0.6)%
                                                                                           ====              =====


         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.


                                                                                   June 30,
                                                      -----------------------------------------------------------------------------
                                                                         2002                             2001
                                                      -----------------------------------------------------------------------------

                                                                Amount             Percent        Amount           Percent
                                                                ------             -------        ------           -------

Noninterest-bearing accounts.........................          $ 1,993                 9.1%        $1,458              8.8%
Savings accounts.....................................            1,754                 8.0          1,929             11.7
NOW and money market accounts........................            1,111                 5.1          1,483              9.0
                                                                ------                ----          -----          -------
    Total non-certificates...........................            4,858                22.2          4,870             29.5
                                                                ------                ----          -----           ------
Certificates of deposit:
    0.00% to 2.99%...................................            5,580                25.4            ---            ---
    3.00% to 3.99%...................................            6,525                29.7             56               .3
    4.00% to 4.99%...................................            4,691                21.3          2,213             13.4
                                                                                      ----
    5.00% to 5.99%...................................              342                 1.6          2,304             13.9
    6.00% to 6.99%...................................              ---                 ---          3,693             22.3
    7.00% to 7.99%...................................              ---                 ---          3,395             20.6
                                                             ---------                              -----           ------
    Total certificates...............................           17,138                78.0         11,661             70.5
                                                                ------                             ------           ------
           Total deposits............................          $21,996               100.00%      $16,531            100.00%
                                                               =======               ======       =======            ======

         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2002.


                                                                                             Weighted
                                                                                              Average
                                                                    Amount                     Rate
                                                               -------------------------------------------
                                                                            (Dollars in Thousands)

Certificate accounts maturing within:
One month.....................................................          $  2,413                3.50%
One to three months...........................................             6,166                4.20
Three to six months...........................................             4,126                2.87
Six to nine months............................................             2,527                3.03
Nine to twelve months.........................................             1,768                3.03
Twelve to eighteen months.....................................                79                2.77
Eighteen months to two years..................................                59                3.00
Over two years................................................               ---                 ---
                                                                        --------                ----
     Total....................................................           $17,138                3.47%
                                                                         =======                ====



         The following table indicates the amount of Affiliated Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2002.


                                                                          Maturity
                                                       --------------------------------------------------------
                                                                      Over       Over
                                                        3 Months     3 to 6     6 to 12      Over
                                                         or Less     Months     Months     12 months   Total
                                                       --------------------------------------------------------
                                                                           (In Thousands)

Certificates of deposit less than $100,000............      $4,126      $1,918     $2,290        $116    8,450

Brokered certificates of deposits less than $100,000..         774         294        589          22    1,679

Certificates of deposit of $100,000 or more...........       2,689       1,415        707         ---    4,811

Brokered certificates of deposit of $100,000
 or more..............................................         990         499        709         ---    2,198
                                                            ------      ------     ------      ------  -------

Total certificates of deposit.........................      $8,579      $4,126     $4,295        $138  $17,138
                                                            ======      ======     ======              =======


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

         We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2002, we had $29.0 million in Federal Home Loan Bank advances outstanding.

         The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated.


                                                       Years Ended June 30,
                                                --------------------------------
                                                      2002              2001
                                                --------------------------------
                                                      (Dollars in Thousands)

Federal Home Loan Bank advances:
   Maximum balance..............................      $28,325           $9,657
                                                      =======           ======

   Average monthly balance......................      $21,038            5,086
                                                      =======            =====

   Amount outstanding at end of period..........      $28,994            8,977
                                                      =======            =====

   Weighted average interest rate of advances at
     end of period..............................        1.95%            6.45%
                                                        ====             ====

   Weighted average interest rate on average
      amounts outstanding during the period.....        2.71%            5.96%
                                                        ====             ====


Subsidiary and Other Activities

         At June 30, 2002, BancAffiliated had a single subsidiary, Affiliated Bank.

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

         We attract all of our deposits through our single location. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of June 30, 2002, we believe that we hold less than 1% of the deposits in our primary market area.

Employees

         At June 30, 2002, we had a total of nine employees, including one part-time employee. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

         Affiliated Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2002, Affiliated Bank's lending limit under this restriction was $652,000. Affiliated Bank is in compliance with the loans-to-one-borrower limitation.

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

         Since January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions has ranged from 0 to 27 basis points. However, Savings Association Insurance Fund and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 2.00 basis points for each $100 in domestic deposits. The Savings Association Insurance Fund assessment prior to 2000 was about 6 basis points since Bank Insurance Fund insured institutions did not fully participate in the assessment at that time. These assessments, which may be revised based upon the level of Bank

Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2002, Affiliated Bank had no intangible assets.

         At June 30, 2002, Affiliated Bank had tangible capital of $4.0 million, or 7.23% of adjusted total assets, which is approximately $3.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At June 30, 2002, Affiliated Bank had no intangibles which were subject to these tests.

         At June 30, 2002, Affiliated Bank had core capital equal to $4.03 million, or 7.23% of adjusted total assets, which is $1.80 million above the minimum requirement of 4.0% in effect on that date.

         The Office of Thrift Supervision also requests savings institutions to maintain a Tier 1 risk-based capital ratio. At June 30, 2002, Affiliated Bank has a Tier 1 risk-based capital ratio of 14.0%, which was $2.8 million above the 4% requirement on that date.

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

         In determining the amount of risk-weighted assets, all assets, including certain off- balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

         On June 30, 2002, Affiliated Bank had total risk-based capital of $4.3 million and risk- weighted assets of $28.7 million; or total capital of 15.1% of risk-weighted assets. This amount was approximately $2.0 million above the 8.0% requirement in effect on that date.

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

         Generally, savings institutions, such as Affiliated Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years that is still available for dividend. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Affiliated Bank may pay dividends to BancAffiliated, Inc. in accordance with this general authority.

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

Qualified Thrift Lender Test

         All savings institutions, including Affiliated Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2002, Affiliated Bank met the test with a 99.2% ratio and has always met the test since its effectiveness.

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

Community Reinvestment Act

         Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Affiliated Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Affiliated Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Affiliated Bank may be required to devote additional funds for investment and lending in its local community. In August 1999, Affiliated Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its examination.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At June 30, 2002, Affiliated Bank was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

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

         As a member, Affiliated Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas. At June 30, 2002, Affiliated Bank had $1.5 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, Affiliated Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past two fiscal years such dividends have averaged 4.1% and were 3.0% for the fiscal year ended June 30, 2002.

         Under federal law the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Affiliated Bank's Federal Home Loan Bank stock may result in a corresponding reduction in Affiliated Bank's capital.

         For the year ended June 30, 2002, Affiliated Bank recorded $33,731 in dividends paid by the Federal Home Loan Bank of Dallas as compared to $37,020 for the fiscal year ended June 30, 2002.

Federal Taxation

         General. BancAffiliated, Inc. and Affiliated Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to BancAffiliated, Inc. or Affiliated Bank. Affiliated Bank's federal income tax returns have never been audited by the IRS.

         BancAffiliated, Inc. files a consolidated federal income tax return with Affiliated Bank. Accordingly, it is anticipated that any cash distributions made by BancAffiliated, Inc. to its stockholders would be considered to be taxable dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

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

         Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. For losses incurred in the taxable years prior to August 6, 1997, the carryback period was three years and the carryforward period was 15 years. At June 30, 2000, BancAffiliated, Inc. had no net operating loss carryforwards for federal income tax purposes.

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


Item 2.           Description of Properties

         At June 30, 2002, we had one full service office. We own the office building in which our home office and executive offices are located, which was purchased in 1999. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was approximately $416,000 at June 30, 2002.

         We believe that our current facilities are adequate to meet our immediate needs; however, planning is in process for an additional location to promote and support additional growth.

         We utilize a third party service provider to maintain our data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by us at June 30, 2002 was approximately $0.

Item 3.           Legal Proceedings

         From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.

                                     PART II

Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters

         Page A-39 of the Annual Report to Stockholders, which is attached as Appendix A to the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Pages A-3 through A-14 of the Annual Report to Stockholders, which is attached as Appendix A to the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, are herein incorporated by reference.

Item 7.           Financial Statements

         The following information appearing in BancAffiliated, Inc.'s Annual Report to Stockholders, which is attached as Appendix A to the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, is incorporated by reference.


                                                                                                           Pages in
                                                                                                            Annual
Annual Report Section                                                                                       Report
---------------------                                                                                      -------

Independent Auditors' Report...........................................................................      A-15
Consolidated Balance Sheet as of June 30, 2002 and 2001................................................      A-16
Consolidated Statements of Income for the Years Ended June 30, 2002 and 2001...........................      A-17
Consolidated Statements of Changes in Stockholders' Equity for
   Years Ended June 30, 2002 and 2001..................................................................      A-18
Consolidated Statements of Cash Flows for Years Ended June 30, 2002
   and 2001............................................................................................      A-19
Notes to Consolidated Financial Statements.............................................................      A-20

         With the exception of the aforementioned information, BancAffiliated, Inc.'s Annual Report to Stockholders for the year ended June 30, 2002, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of BancAffiliated, Inc. is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning Executive Officers of BancAffiliated, Inc. is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on October 30, 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

         During the fiscal year ended June 30, 2002, the Company did not have any compensation plans or individual compensation arrangements under which equity securities of the Company were authorized for issuance to employees or non-employees.

Item 12.          Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K

                  (a) Exhibits

        Regulation                                                                                    Reference to
            S-B                                                                                     Prior Filing or
          Exhibit                                                                                    Exhibit Number
          Number                                        Document                                    Attached Hereto
         --------                                      ----------                                  ----------------

           3(i)             Articles of Incorporation                                                      *
           3(ii)            Bylaws                                                                         *
             4              Instruments defining the rights of security holders,                           *
                            including debentures
            10              Material Contracts                                                             *
                            (a)  Employment Contract between
                                  Garry J. Graham and the Affiliated Bank
            13              Annual Report to Stockholders                                                  **
            21              Subsidiaries of Registrant                                                     21
            99              Section 906 Certification Under the Sarbanes-                                  99
                            Oxley Act of 2002

---------------

*Filed as exhibits to the Company's Form SB-2 registration statement filed on February 1, 2001 (File No. 333-54814) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
**The 2002 Annual Report to Stockholders is attached as Appendix A to the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002.

         (b) Reports on Form 8-K

         BancAffiliated, Inc. filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

Item 14.          Controls and Procedures

         Page A-14 of the Annual Report to Stockholders, which is attached as Appendix A to the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, is herein incorporated by reference.

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.


Date:     September 27, 2002                  BANCAFFILIATED, INC.
         --------------------------
                                              By:  /s/ Garry J. Graham
                                                 -------------------------------
                                                 Garry J. Graham
                                                 (Duly Authorized
                                                 Representative)



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By: /s/ Garry J. Graham                      By:  /s/ Garry J. Graham
   -------------------------------------        --------------------------------
    Garry J. Graham, Director, President         Garry J. Graham
    and Chief Executive Officer                  Chief Financial Officer
    (Principal Executive and Operating           (Chief Financial and Accounting
    Officer)                                     Officer)

Date: September 27, 2002                     Date:   September 27, 2002
     -----------------------------------          ------------------------------

By: /s/ Kenneth L. Lee                       By: /s/ Donna M. Rosiere
   -------------------------------------        --------------------------------
   Kenneth L. Lee, Chairman of the Board        Donna M. Rosiere, Director


Date: September 27, 2002                     Date:  September 27, 2002
     -----------------------------------          ------------------------------

By: /s/ William J. Wethington                By: /s/ Kenneth L. Schilling
   -------------------------------------        --------------------------------
   William J. Wethington, Director              Kenneth L. Schilling, Director


Date: September 27, 2002                     Date: September 27, 2002
     -----------------------------------          ------------------------------

By:  /s/ Donald H. Stone                     By: /s/ James E. Jennings
   -------------------------------------        --------------------------------
   Donald H. Stone, Director                    James E. Jennings, Director

Date: September 27, 2002                     Date:  September 27, 2002
     -----------------------------------          ------------------------------

                              BANCAFFILIATED, INC.
               CHIEF EXECUTIVE AND FINANCIAL OFFICER CERTIFICATION

I, Garry J. Graham, certify that:

1. I have reviewed this annual report on Form 10-KSB of BancAffiliated, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing dat of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 27, 2002                         /s/ Garry J. Graham
     -------------------------                  --------------------------------
                                                Garry J. Graham