Form 10QSB
period 2002-09-30
BANCAFFILIATED INC
filed 2002-11-15
CIK 1133409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarter Ended September 30, 2002

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
YES X     NO
   -----    ------

         As of November 8, 2002, there were 268,500 shares of common stock issued and outstanding.

         Transitional Small Disclosure (check one): Yes [ ]   No [X]


                                                BANCAFFILIATED, INC.

                                                                                                       Page Number


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet as of September 30, 2002 (unaudited).....................................1 and June 30, 2002

         Consolidated Statement of Income for the three months ended.........................................2
         September 30, 2002 (unaudited) and 2001 (unaudited)

         Consolidated Statement of Changes in Stockholders' Equity for.......................................3
         the three months ended September 30, 2002 (unaudited)

         Consolidated Statement of Cash Flows for the three months...........................................4 ended September 30, 2002 (unaudited) and 2001 (unaudited)

         Notes to Consolidated Financial Statements..........................................................5

Item 2. Management's Discussion and Analysis of Financial....................................................7
          Condition and Results of Operations

Item 3. Controls and Procedures..............................................................................13

PART II. OTHER INFORMATION


Signatures...................................................................................................15


                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS

                       BancAffiliated, Inc. and Subsidiary
                           Consolidated Balance Sheet

                   As of September 30, 2002 and June 30, 2002
                                 (In Thousands)


                                                                          September 30,
                                                                              2002
                                                                           (Unaudited)            June 30, 2002
                                                                        ------------------     --------------------

ASSETS

Cash and due from banks                                                         $  1,275               $      832
Federal funds sold                                                                 2,265                    1,120
Interest bearing deposits in other banks                                             889                      492
                                                                        ----------------        ------------------
     Total cash and cash equivalents                                               4,429                    2,444

Federal Home Loan Bank stock, at cost                                              1,475                    1,464
Securities Available for Sale                                                     13,193                   14,704
Securities held to maturity (fair value of $8,971
    And $9,797 at September 30 of 2002 and June of 2002)                           8,887                    9,732
Loans, net                                                                        25,674                   27,179
Bank premises and equipment, net                                                     417                      416
Accrued interest receivable                                                          242                      287
Other assets                                                                         274                       64
                                                                        ----------------        ------------------
     Total assets                                                               $ 54,591               $   56,290
                                                                        ================        ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                          22,888               $   21,996
Advances from Federal Home Loan Bank                                              26,161                   28,994
Other liabilities                                                                    390                      311
                                                                        ----------------        ------------------
     Total liabilities                                                            49,439                   51,301

Commitments and contingencies                                                        ---                      ---

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, -0- issued and outstanding                                         ---                      ---
    Common stock, $.01 par value, 4,000,000 shares
      authorized, 264,500 issued and outstanding                                       3                        3
    Additional paid-in capital                                                     2,271                    2,271
    Retained earnings                                                              2,865                    2,717
      Accumulated other comprehensive income (loss)                                   13                      (2)
                                                                        ----------------        ------------------
       Total stockholders' equity                                                  5,152                    4,989
                                                                        ----------------        ------------------
       Total liabilities and stockholders' equity                               $ 54,591               $   56,290
                                                                        ================        ==================

          See accompanying notes to consolidated financial statements.

                       BancAffiliated, Inc. and Subsidiary
                        Consolidated Statement of Income

 For the Three Months Ended September 30, 2002 (Unaudited) and 2001 (Unaudited)

                                 (In Thousands)


                                                                         Three Months         Three Months
                                                                            Ended                Ended
                                                                        September 30,        September 30,
                                                                             2002                 2001
                                                                        ---------------     -----------------

Interest and dividend income:
    Loans                                                                      $  591               $   571
    Investment securities                                                         240                   151
    Other                                                                           8                    12
                                                                         --------------      ----------------
         Total interest income                                                    839                   734
                                                                         --------------      ----------------
Interest expense:
    Deposits                                                                      155                   204
    Advances from Federal Home Loan Bank                                          133                   145
                                                                         --------------      ----------------
            Total interest expense                                                288                   349
                                                                         --------------      ----------------

Net interest income                                                               551                   385
Provision for loan losses                                                          30                    50
                                                                         --------------      ----------------
Net interest income after provision for loan losses                               521                   335
                                                                         --------------      ----------------
Noninterest income:
    Fee income on services charges                                                 21                    21
    Other                                                                           0                     0
                                                                         --------------      ----------------
         Total noninterest income                                                  21                    21
                                                                         --------------      ----------------
Noninterest expense:
    Compensation and benefits                                                     167                   132
    Occupancy                                                                       8                     8
    Data processing                                                                18                    19
    Other                                                                         110                    80
                                                                         --------------      ----------------
         Total noninterest expense                                                303                   239
                                                                         --------------      ----------------

Income before income tax expense                                                  239                   117
Income tax expense                                                                 91                    46
                                                                         --------------      ----------------

Net income                                                                     $  148               $    71
                                                                         ==============      ================
Earnings per share - Basic and Diluted                                         $  .56               $   .27
                                                                         ==============      ================

          See accompanying notes to consolidated financial statements.

                       BancAffiliated, Inc. and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity

            For the Three Months Ended September 30, 2002 (Unaudited)
                                 (In Thousands)

                                                                                        Accumulated Other
                                                                    Additional            Comprehensive
                             Comprehensive   Preferred     Common    Paid-in    Retained      Income
                                Income        Stock         Stock    Capital    Earnings      (Loss)
                                ------        -----         -----    -------    --------      ------

Balances at June 30, 2002        $  --      $   --        $    3      $ 2,271    $ 2,717       $ (2)

Net income for the
three months ended
September 30, 2002                 148          --            --          --         148          --
Net Change in unrealized
appreciation on
securities available for sale       15          --            --          --         --           15
                                ---------   ---------     ----------  --------- ---------     ---------
Balance at September 30, 2002    $ 163      $   --        $    3      $ 2,271    $ 2,865       $  13


          See accompanying notes to consolidated financial statements.

                       BancAffiliated, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows

            For the Three Months Ended September 30, 2002 (Unaudited)
                       and September 30, 2001 (Unaudited)

                                 (In Thousands)

                                                                         Three Months Ended          Three Months Ended
                                                                         September 30, 2002          September 30, 2001
                                                                        ----------------------      ----------------------

Cash Flows from operating activities
    Net income                                                                      $    148                    $     71
     Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                                       76                           3
      Provision for loan losses                                                           30                          50
      Increase in accrued interest and other assets                                    (172)                        (57)
      (Decrease) increase in accrued interest and other
      liabilities                                                                         79                        (79)
                                                                                  ----------                    ---------
         Net cash provided by operating activities                                       161                         146
                                                                                  ----------                    ---------

Cash flows from investing activities:
    (Purchase) Sale of securities held to maturity                                       ---                     (4,681)
    Purchase of Federal Home Loan Bank stock                                            (11)                       (195)
    Paydowns of securities held to maturity                                              823                         702
    Paydowns of securities held for sale                                               1,484                         ---
    Net repayments (originations) of loans                                             1,475                     (2,346)
    Net purchases of property and equipment                                              (6)                         (3)
                                                                                  ----------                    ---------
        Net cash used by investing activities                                          3,765                     (6,523)
                                                                                  ----------                    ---------

Cash flows from financing activities:
    Net increase in deposits                                                             892                       2,326
    (Repayments) proceeds on advances from
         Federal Home Loan Bank                                                      (2,833)                       3,903
                                                                                  ----------                    ---------
         Net cash (used) provided  by financing activities                           (1,941)                       6,229
                                                                                  ----------                    ---------

Net increase (decrease) in cash and cash equivalents                                   1,985                       (148)

Cash and cash equivalents at beginning of period                                       2,444                       1,846
                                                                                  ----------                    ---------

Cash and cash equivalents at end of period                                          $  4,429                    $  1,698
                                                                                  ==========                    =========




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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 2002 and the consolidated results of its operations, changes in stockholders' equity, and cash flow for the period ended September 30, 2002 and are of a normal, recurring nature. Also in the opinion of management, the September 30, 2002 statement of income and cash flow contain all adjustments necessary to present fairly the results of its operations for the three months then ended and are of a normal recurring nature.

Certain information and note disclosures normally included in BancAffiliated, Inc.'s consolidated annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in BancAffiliated, Inc.'s 10-KSB annual report for the fiscal year ended June 30, 2002 filed with the SEC. The consolidated statement of financial condition of BancAffiliated, Inc. as of June 30, 2002 has been derived from the audited consolidated statement of financial condition of BancAffiliated, Inc. as of that date.

Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2003.

2.   Formation of Holding Company and Conversion to Stock Form

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

3.   Earnings Per Share

The computation of per share earnings for the three months ended September 30, 2002 and 2001 are as follows (in thousands, except share amounts):

                                                              September 30, 2002        September 30, 2001
                                                             ----------------------    --------------------

          Net Income                                                 $    148                  $     71
          Average common shares outstanding                           264,500                   264,500
                                                                    ----------                 ---------

          Basic and diluted earnings per share                       $    .56                  $    .27
                                                                     ==========                =========

4.   Employee Benefits

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

Participants may invest amounts contributed to their IRA accounts in any number of investment options available under the Plan. Each participant receives an annual statement, which provides information regarding, among other things, the market value of his investments and contributions made to the Plan on the participant's behalf. For both of the three months ended September 30, 2002 and 2001, contributions to the Plan were approximately $3,000.

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

FINANCIAL CONDITION

         General. At September 30, 2002, our total assets decreased by $1.7 million or 3% to $54.6 million from $56.3 million at June 30, 2002. The decrease in assets was primarily due to a $1.5 million decrease in loans and a $2.4 million decrease in mortgaged backed securities offset in part by a $2 million increase in cash and equivalents.

         Loans. At September 30, 2002, our net loan portfolio decreased $1.5 million or 5% to $25.7 million from $27.2 million at June 30, 2002. The decrease in the loan portfolio over this time period was due to decreased loan demand and paydowns on existing loans. The loan portfolio decreased in all categories. Total real estate loans decreased by $300,000 to $16.7 million at September 30, 2002 from $17.0 million at June 30, 2002. Commercial business loans decreased by $700,000 to $5.3 million at September 30, 2002 from $6 million at June 30, 2002. Consumer loans decreased by $400,000 from $4.4 million to $4.0 million.

         Securities. Mortgage-backed and related securities available for sale totaled $13.2 million while held to maturity securities totaled $8.9 million at September 30, 2002, compared to available for sale securities$14.7 million and held until maturity securities of $9.7 million at June 30, 2002 . The decrease was primarily due to the principal payments on mortgaged backed securities.

         Liabilities. Our total liabilities decreased $1.9 million or 4% to $49.4 million at September 30, 2002 compared to $51.3 million at June 30, 2002. This decrease was due primarily to a decrease in Federal Home Loan Bank borrowings of $2.8 million offset in part by a increase in deposits of $900,000.

         Equity. Total equity increased by $163,000 to $5.2 million at September 30, 2002 compared to $5.0 million at June 30, 2002, as a result of earnings retention of $148,000 and unrealized appreciation in available for sale securities of $15,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         General. We reported net income of $148,000 for the three months ended September 30, 2002 and $71,000 for the three months ended September 30, 2001. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets.

         Net Interest Income. Net interest income increased $166,000 to $551,000 for the three months ended September 30, 2002 compared to $385,000 for the same period in 2001. This increase was due primarily to a higher volume of earning assets.

         Interest Income. Interest income increased $105,000 to $839,000 for the three months ended September 30, 2002 compared to $734,000 for the same period in 2001. The increase was primarily due a higher volume of earning assets and offset somewhat by decreasing interest rates.

         Interest Expense. Interest expense decreased $61,000 to $288,000 for the three months ended September 30, 2002 compared to $349,000 for the three months ended September 30, 2001. This decrease was due primarily to decreasing interest rates even while interest bearing liabilities have increased.

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

         The provision for loan losses made during the three months ended September 30, 2002 totaled $30,000 compared with a provision made during the same period in 2001 that totaled $50,000. This decrease was due primarily to a decrease in recent charge offs, current economic conditions, and changes in the risk composition of the loan portfolio. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

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

         Other Operating Income. Other operating income for the three months ended September 30, 2002 amounted to $21,000 the same as for the three months ended September 30, 2001.

         Other Operating Expenses. Other operating expenses increased $64,000 or 27% to $303,000 for the three months ended September 30, 2002 compared to $239,000 for the three months ended September 30, 2001. This increase was primarily due to increased personnel costs of and costs associated with BancAffiliated, Inc. being a public company.

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




                                                                              ----------------------------
                                                                                   At September 30,
                                                                              ----------------------------
                                                                                   2002          2001
                                                                                 (Dollars in thousands)

Non-accruing loans:
            Consumer..........................................................    $   6           $   11

              Total...........................................................        6               11

         Accruing loans past due 90 days and over:
            Consumer..........................................................        6               13

              Total...........................................................        6               13

         Total non-performing loans...........................................       12               24

         Foreclosed assets....................................................      207                0

         Total non-performing assets..........................................      219               24

         Allowance for loan losses............................................      334              226

Coverage of non-performing loans..............................................     2,783%            942%

Non-performing assets as a percentage of total assets.........................       .40%            .06%


         Non-performing assets increased $195,000 from $24,000 at September 30, 2001, to $219,000 at September 30, 2002, primarily as a result of a $207,000 foreclosure on a single-family home loan.

Other Loans of Concern

         In addition to the non-performing assets set forth in the table above, as of September 30, 2002, there was also an aggregate of $5,000 primarily in small balance consumer loans and $489,000 in home construction loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses and the consumer loans carry special allocations of $2,000 and the home construction loans carry no special allocations.

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

         At September 30, 2002, our allowance for loan losses was $334,000 or 1.28% of the total loan portfolio and approximately 2,783% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2002, the total approved loan commitments unfunded amounted to $5.2 million, which includes the unadvanced portion of construction loans of $2.8 million. There was one standby letter of credit in the amount of $72,000 and one commercial letter of credit in the amount of $28,000 at September 30, 2002. Time deposits and advances from the Federal Home Loan Bank scheduled to mature in one year or less at September 30, 2002 and 2001, totaled $12.1 million and $25.5 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Affiliated Bank. Affiliated Bank anticipates that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

         At September 30, 2002, Affiliated Bank had available to it additional advances from the Federal Home Loan Bank of approximately $2,206,000 and a federal funds line of credit of $2 million.

Regulatory Capital Requirements

         Federally insured savings institutions, such as Affiliated Bank, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement, a core capital to risk-weighted assets ratio ("Tier 1- risk-based") and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2002, Affiliated Bank had no intangible assets.

         At September 30, 2002, Affiliated Bank had tangible capital of $4.2 million, or 7.8% of adjusted total assets, which is approximately $3.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 2002, Affiliated Bank had no intangibles which were subject to these tests.

         At September 30, 2002, Affiliated Bank had core capital equal to $4.2 million, or 7.8% of adjusted total assets, which is $2.0 million above the minimum requirement of 4.0% in effect on that date.

         The capital standards also require a Tier 1 risk-based capital ratio of at least 4%. At September 30, 2002, Affiliated Bank had Tier 1 risk-based capital of $4.2 million or 15.05% of risk-weighted assets, which is $3.1 million above the minimum requirement of 4% in effect on that date.

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

         On September 30, 2002, Affiliated Bank had total risk-based capital of $4.5 million and risk-weighted assets of $27.9 million, or total capital of 16.3% of risk-weighted assets. This amount was approximately $2.3 million above the 8.0% requirement in effect on that date.

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

                                 PART I - ITEM 3
                             CONTROLS AND PROCEDURES

         BancAffiliated,  Inc.  has  adopted  interim  disclosure  controls  and
procedures  designed  to  facilitate  its  financial   reporting.   The  interim
disclosure controls currently consist of communications among the Chief Executive Officer and Chief Financial Officer and each department head to identify any new transactions, events, trends, risks or contingencies which may be material to BancAffiliated, Inc.'s operations. The Chief Executive Officer and Chief Financial Officer, the Audit Committee and BancAffiliated, Inc.'s independent auditors also meet on a quarterly basis and discuss the BancAffiliated, Inc.'s material accounting policies. BancAffiliated, Inc. has evaluated the effectiveness of these interim disclosure controls within the 90 days prior to the filing of this report.

         BancAffiliated, Inc. maintains internal controls and has evaluated such controls within 90 days of the filing of this report. There have not been any significant changes in such internal controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings. - None.

Item 2.           Changes in Securities. - None.

Item 3.           Defaults Upon Senior Securities. - None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Annual Meeting of Shareholders of BancAffiliated, Inc. was held on October 30, 2002. The matters approved that meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are as follows:

                  Proposal                                                      Number of Votes
                  --------                                                      ---------------
                                                                                                                 Broker
                                                                       For         Against       Withheld        Non-Votes
                                                                       ---         -------       --------        ---------

                  Election of the following directors
                  for terms to expire in 2005:

                  Garry J. Graham                                     167,450          0             0                 0
                  Kenneth L. Schilling                                167,450          0             0                 0

                  Ratification of 2002 Stock Option                   153,304        400             0            13,756
                  And Incentive Plan

                  Ratification of the Recognition and                 153,304        400             0            13,756
                  Retention Plan

                  Ratification of the appointment of
                  Payne, Falkner, Smith & Jones, P.C.
                  as the Company's auditors for the fiscal
                  year ending June 30, 2003                           167,450          0             0                 0


Item 5.           Other Information. - None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits:

                           99       Section   906   Certification    Under   the
                                    Sarbanes-Oxley Act of 2002

                  (b) Reports on Form 8-K:  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.


                                        BANCAFFILIATED, INC.




Date:    November 14, 2002              By:   /s/Garry J. Graham
                                           ----------------------------------
                                           Garry J. Graham
                                           Director, President & Chief
                                           Executive Officer
                                           (Duly Authorized Officer)




                                         By:  /s/Garry J. Graham
Date:    November 14, 2002                  ---------------------------------
                                            Garry J. Graham
                                            Director, President & Chief
                                            Executive Officer
                                            (Principal Financial Officer)

                              BANCAFFILIATED, INC.
               CHIEF EXECUTIVE AND FINANCIAL OFFICER CERTIFICATION

I, Garry J. Graham, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BancAffiliated, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                       /s/Garry J. Graham
                                              --------------------------------
                                              Garry J. Graham
                                              President and Chief Executive
                                              Officer and Chief Financial
                                              Officer