Form 10QSB
period 2002-12-31
BANCAFFILIATED INC
filed 2003-02-14
CIK 1133409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Quarter Ended December 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

     As of February 14, 2002, there were 268,500 shares of common stock issued and outstanding.

     Transitional Small Disclosure (check one):    Yes [ ]   No [X]


                                                BANCAFFILIATED, INC.

                                                                                                       Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet as of December 31, 2002 (unaudited)......................................1 and June 30, 2002

         Consolidated Statement of Income for the six months and.............................................2 three months ended December 31, 2002 (unaudited) and 2001 (unaudited)

         Consolidated Statement of Changes in Stockholders' Equity for.......................................3
         the six months ended December 31, 2002 (unaudited)

         Consolidated Statement of Cash Flows for the six months.............................................4 ended December 31, 2002 (unaudited) and 2001 (unaudited)

         Notes to Consolidated Financial Statements..........................................................5

Item 2. Management's Discussion and Analysis of Financial....................................................7
        Condition and Results of Operations

Item 3. Controls and Procedures.............................................................................14

PART II. OTHER INFORMATION

        Signatures..........................................................................................16

                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS

                       BancAffiliated, Inc. and Subsidiary
                           Consolidated Balance Sheet

                    As of December 31, 2002 and June 30, 2002
                                 (In Thousands)

                                                                        December 31, 2002
                                                                           (Unaudited)
                                                                                                  June 30, 2002
                                                                        ------------------     --------------------
ASSETS

Cash and due from banks                                                             $778                     $832
Federal funds sold                                                                     0                    1,120
Interest bearing deposits in other banks                                             531                      492
                                                                                 -------                  -------
     Total cash and cash equivalents                                               1,309                    2,444

Federal Home Loan Bank stock, at cost                                              1,486                    1,464
Securities Available for Sale                                                     15,770                   14,704
Securities held to maturity (fair value of $7,626 at December 31,                  7,556                    9,732
   2002 and $9,797 at June 30, 2002)
Loans, net                                                                        30,009                   27,179
Bank premises and equipment, net                                                     433                      416
Accrued interest receivable                                                          263                      287
Other assets                                                                         250                       64
                                                                                 -------                  -------
     Total assets                                                                $57,076                  $56,290
                                                                                 =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                          24,340                  $21,996
Advances from Federal Home Loan Bank                                              26,923                   28,994
Other liabilities                                                                    499                      311
                                                                                 -------                  -------
     Total liabilities                                                            51,762                   51,301

Commitments and contingencies                                                        ---                      ---

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, -0- issued and outstanding                                         ---                      ---
    Common stock, $.01 par value, 4,000,000 shares
      authorized, 268,500 issued and outstanding at December 31,
2002 and 264,500 at June 30, 2002                                                      3                        3
    Additional paid-in capital                                                     2,280                    2,271
    Retained earnings                                                              2,960                    2,717
      Accumulated other comprehensive income (loss)                                   71                       (2)
                                                                                 -------                  -------
       Total stockholders' equity                                                  5,314                    4,989
                                                                                 -------                  -------
       Total liabilities and stockholders' equity                                $57,076                  $56,290
                                                                                 =======                  =======

          See accompanying notes to consolidated financial statements.



                                               BancAffiliated, Inc. and Subsidiary
                                                Consolidated Statement of Income

                     For the Six Months and Three Months Ended December 31, 2002 (Unaudited) and 2001 (Unaudited)

                                                                                   (In Thousands)
                                                 Six Months Ended           Six Months         Three Months Ended    Three Months
                                                 December 31, 2002            Ended               December 31,           Ended
                                                                           December 31,               2002            December 31,
                                                                               2001                                        2001
                                                 ------------------      -----------------     --------------------  -------------
Interest and dividend income:
    Loans                                             $1,236                 $1,068                    $ 645              $ 497
    Investment securities                                421                    339                      192                195
    Other                                                 13                     20                        5                  8
                                                      ------                 ------                    -----              -----
         Total interest income                         1,670                  1,427                      842                700
                                                      ------                 ------                    -----              -----

Interest expense:
    Deposits                                             293                    388                      138                184
    Advances from Federal Home Loan Bank                 248                    307                      115                162
                                                      ------                 ------                    -----              -----
            Total interest expense                       541                    695                      253                346
                                                      ------                 ------                    -----              -----


Net interest income                                    1,129                    732                      589                354
Provision for loan losses                                 60                    125                       30                 75
                                                      ------                 ------                    -----              -----

Net interest income after provision for loan
losses                                                 1,069                    607                      559                279
                                                      ------                 ------                    -----              -----
Noninterest income:
    Fee income on services charges                        40                     40                       29                 19
    Other                                                 31                     15                       10                  8
                                                      ------                 ------                    -----              -----
         Total noninterest income                         71                     55                       39                 27
                                                      ------                 ------                    -----              -----

Noninterest expense:
    Compensation and benefits                            435                    255                      268                123
    Occupancy                                             17                     17                        9                  9
    Data processing                                       37                     38                       19                 19
    Other                                                250                    162                      140                 82
                                                      ------                 ------                    -----              -----
         Total noninterest expense                       739                    472                      436                233
                                                      ------                 ------                    -----              -----

Income before income tax expense                         401                    190                      162                 73
Income tax expense                                       158                     74                       67                 28
                                                      ------                 ------                    -----              -----

Net income                                            $  243                 $  116                    $  95              $  45
                                                      ======                 ======                    =====              =====
Earnings per share - Basic and Diluted                $ 0.91                 $ 0.44                    $0.36              $0.17
                                                      ======                 ======                    =====              =====

          See accompanying notes to consolidated financial statements.



                                                               BancAffiliated, Inc. and Subsidiary
                                                    Consolidated Statement of Changes in Stockholders' Equity

                                                      For the Six Months Ended December 31, 2002 (Unaudited)
                                                                           (In Thousands)

                                                                                                        Accumulated Other
                                                                              Additional                  Comprehensive
                                        Comprehensive   Preferred   Common      Paid-in      Retained         Income
                                            Income        Stock      Stock      Capital      Earnings         (Loss)
                                            ------        -----      -----      -------      ---------        ------
Balances at June 30, 2002                   $  ---        $ ---      $   3      $ 2,271      $   2,717        $   (2)
Stock Issued Pursuant to Compensation
Plan on October 30, 2002                       ---          ---        ---            9            ---           ---
Net income for the six months ended
December 31, 2002                              243          ---        ---          ---            243           ---
Net change in unrealized appreciation on
securities available for sale                   73          ---        ---          ---            ---            73
                                            ------        -----      -----      -------      ---------        ------
Balances at December 31, 2002               $  316        $ ---      $   3      $ 2,280      $   2,960        $   71
                                            ======        =====      =====      =======      =========        ======

          See accompanying notes to consolidated financial statements.


                                                               BancAffiliated, Inc. and Subsidiary
                                                               Consolidated Statement of Cash Flows

                       For the Six Months Ended December 31, 2002 (Unaudited) and December 31, 2001 (Unaudited)

                                                                       (In Thousands)
                                                                          Six Months Ended            Six Months Ended
                                                                          December 31, 2002           December 31, 2001
                                                                        ----------------------      ----------------------
Cash Flows from operating activities
    Net income                                                              $            243            $            116
     Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                                      155                          55
      Provision for loan losses                                                           60                         125
      Increase in accrued interest and other assets                                     (162)                       (376)
      Increase in accrued interest and other liabilities                                 188                          20
      Stock based Compensation                                                             9                         ---
                                                                            ----------------            ----------------
         Net cash provided by operating activities                                       493                         (60)
                                                                            ----------------            ----------------

Cash flows from investing activities:
    Purchase of securities available for sale                                         (3,964)                     (7,298)
    (Purchase) Sale of securities held to maturity                                         0                      (5,037)
    Purchase of Federal Home Loan Bank stock                                             (22)                       (526)
    Paydowns of securities held to maturity                                            2,176                         206
    Paydowns of securities held for sale                                               2,827                       2,369
    Net originations of loans                                                         (2,890)                     (1,560)
    Net purchases of property and equipment                                              (28)                        ---
                                                                            ----------------            ----------------
        Net cash used by investing activities                                         (1,901)                    (11,846)
                                                                            ----------------            ----------------

Cash flows from financing activities:
    Net increase in deposits                                                           2,344                       1,679
    (Repayments) proceeds on advances from
        Federal Home Loan Bank                                                        (2,071)                     10,395
                                                                            ----------------            ----------------
        Net cash provided  by financing activities                                       273                      12,074
                                                                            ----------------            ----------------

Net (decrease) increase in cash and cash equivalents                                  (1,135)                        168

Cash and cash equivalents at beginning of period                                       2,444                       1,846
                                                                            ----------------            ----------------
Cash and cash equivalents at end of period                                  $          1,309            $          2,014
                                                                            ================            ================


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of December 31, 2002 and the consolidated results of its operations, changes in stockholders' equity, and cash flow for the period ended December 31, 2002 and are of a normal, recurring nature. Also in the opinion of management, the December 31, 2002 statement of income and cash flow contain all adjustments necessary to present fairly the results of its operations for the three months then ended and are of a normal recurring nature.

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

Operating results for the six month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2003.

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

3.   Earnings Per Share
     ------------------

The computation of per share earnings for the six and three months ended December 31, 2002 and 2001 are as follows (in thousands, except share amounts):


                                                           Six months ended              Three months ended
                                                              December 31,                December 31, 2001
                                                      ---------------------------    -------------------------
                                                             2002          2001           2002         2001
                                                             ----          ----           ----         ----
     Net Income                                           $    243      $    116        $     95     $     45
     Average common shares outstanding                     265,848       264,500         267,196      264,500
                                                           -------       -------         -------      -------

     Basic and diluted earnings per share                 $   0.91      $   0.44        $   0.36     $   0.17
                                                          ========      ========        ========     ========

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

Participants may invest amounts contributed to their IRA accounts in any number of investment options available under the Plan. Each participant receives an annual statement, which provides information regarding, among other things, the market value of his investments and contributions made to the Plan on the participant's behalf. For both of the three months ended December 31, 2002 and 2001, contributions to the Plan were approximately $3,000.

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995
--------------------------------------------------------------------------------

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

FINANCIAL CONDITION
-------------------

     General. At December 31, 2002, our total assets increased by $786,00 or 1.4% to $57.1 million from $56.3 million at June 30, 2002. The increase in assets was primarily due to a $2.8 million increase in loans offset in part by a $1.1 million decrease in mortgaged backed securities and a $1.1 million decrease in cash and equivalents.

     Loans. At December 31, 2002, our net loan portfolio increased $2.8 million or 10.3% to $30.0 million from $27.2 million at June 30, 2002. The increase in the loan portfolio over this time period was due to increased loan demand. Commercial and real estate loans increased while consumer loans decreased. Total real estate loans increased by $1.1 to $18.1 million at December 31, 2002 from $17.0 million at June 30, 2002. Commercial business loans increased by $2.0 million to $8.0 million at December 31, 2002 from $6.0 million at June 30, 2002. Consumer loans decreased by $100,000 from $4.4 million to $4.3 million.

     Securities. Mortgage-backed and related securities available for sale totaled $15.7 million while held to maturity securities totaled $15.7 million at December 31, 2002, compared to available for sale securities of $14.7 million and held until maturity securities of $9.7 million at June 30, 2002. The increase in the available for sale portfolio was primarily due to the purchase of mortgaged-backed securities. The decrease in held to maturity securities is due primarily to the principal payments on mortgage-backed securities.

     Liabilities. Our total liabilities increased $500,000 or 0.9% to $51.7 million at December 31, 2002 compared to $51.3 million at June 30, 2002. This increase was due primarily to an increase in deposits of $2.3 million offset in part by a decrease in Federal Home Loan Bank borrowings of $2.1 million.

     Equity. Total equity increased by $325,000 to $5.3 million at December 31, 2002 compared to $5.0 million at June 30, 2002, as a result of earnings retention of $243,000 and unrealized appreciation in available for sale securities of $73,000 and issuance of common stock pursuant to a compensation plan of $9,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

     General. We reported net income of $243,000 for the six months ended December 31, 2002 and $116,000 for the six months ended December 31, 2001. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets.

     Net Interest Income. Net interest income increased $397,000 to $1,129,000 for the six months ended December 31, 2002 compared to $732,000 for the same period in 2001. This increase was due primarily to a higher volume of earning assets coupled with a decrease in funding costs.

     Interest Income. Interest income increased $243,000 to $1,670,000 for the six months ended December 31, 2002 compared to $1,427,000 for the same period in 2001. The increase was due primarily to a higher volume of earning assets and offset somewhat by decreasing interest rates.

     Interest Expense. Interest expense decreased $154,000 to $541,000 for the six months ended December 31, 2002 compared to $695,000 for the six months ended December 31, 2001. This decrease was due primarily to decreasing interest rates even while interest bearing liabilities have increased.

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

     The provision for loan losses made during the six months ended December 31, 2002 totaled $60,000 compared with a provision made during the same period in 2001 that totaled $125,000. This decrease was due primarily to a decrease in recent charge offs, current economic conditions, and changes in the risk composition of the loan portfolio. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

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

     Other Operating Income. Other operating income for the six months ended December 31, 2002 amounted to $71,000 compared to $55,000 for the six months ended December 31, 2001. The increase is due primarily to increased service charge income.

     Other Operating Expenses. Other operating expenses increased $267,000 or 56.7% to $739,000 for the six months ended December 31, 2002 compared to $472,000 for the six months ended December 31, 2001. This increase was primarily due to increased personnel costs of Affiliated Bank and costs associated with BancAffiliated, Inc. being a public company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

     General. We reported net income of $95,000 for the three months ended December 31, 2002 and $45,000 for the three months ended December 31, 2001. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets.

     Net Interest Income. Net interest income increased $235,000 to $589,000 for the three months ended December 31, 2002 compared to $354,000 for the same period in 2001. This increase was due primarily to a higher volume of earning assets coupled with a decrease in funding costs.

     Interest Income. Interest income increased $142,000 to $842,000 for the three months ended December 31, 2002 compared to $700,000 for the same period in 2001. The increase was due primarily to a higher volume of earning assets and offset somewhat by decreasing interest rates.

     Interest Expense. Interest expense decreased $93,000 to $253,000 for the three months ended December 31, 2002 compared to $346,000 for the three months ended December 31, 2001. This decrease was due primarily to decreasing interest rates even while interest bearing liabilities have increased.

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

     The provision for loan losses made during the three months ended December 31, 2002 totaled $30,000 compared with a provision made during the same period in 2001 that totaled $75,000. This decrease was due primarily to a decrease in recent charge offs, current economic conditions, and changes in the risk composition of the loan portfolio. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

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

     Other Operating Income. Other operating income for the three months ended December 31, 2002 increased by $12,000 to $39,000 compared to $27,000 for the three months ended December 31, 2001. The increase is primarily due to increased service charge income.

     Other Operating Expenses. Other operating expenses increased $203,000 or 87.1% to $436,000 for the three months ended December 31, 2002 compared to $233,000 for the three months ended December 31, 2001. This increase was primarily due to increased personnel costs of Affiliated Bank and costs associated with BancAffiliated, Inc. being a public company.

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



                                                                                      ----------------------------
                                                                                              At December 31,
                                                                                      ----------------------------
                                                                                          2002             2001
                                                                                          (Dollars in thousands)
Non-accruing loans:
            Consumer.................................................................   $   5               $   10

              Total..................................................................       5                   10

Accruing loans past due 90 days and over:
            Consumer.................................................................       5                    2
            Single family dwelling construction loans................................     213                  ---
              Total..................................................................     218                    2

Total non-performing loans...........................................................     223                   12

Foreclosed assets....................................................................     207                  300

Total non-performing assets..........................................................     430                  312

Allowance for loan losses............................................................     366                  267

Coverage of non-performing loans.....................................................     164%               2,225%

Non-performing assets as a percentage of total assets................................     .75%                 .65%



     Non-performing assets increased $118,000 from $312,000 at December 31, 2001, to $430,000 at December 31, 2002, primarily as a result of a 90 day past due single-family dwelling construction loan.

Other Loans of Concern

     In addition to the non-performing assets set forth in the table above, as of December 31, 2002, there was $207,00 in home construction and lot loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses and carry special allocations of $27,000.

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

     At December 31, 2002, our allowance for loan losses was $366,000 or 1.22% of the total loan portfolio and approximately 164.1% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

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

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2002, the total approved loan commitments unfunded amounted to $7.6 million, which includes the unadvanced portion of construction loans of $5.1 million. There was one standby letter of credit in the amount of $72,000 at December 31, 2002. Time deposits and advances from the Federal Home Loan Bank scheduled to mature in one year or less at December 31, 2002 and 2001, totaled $17.2 million and $26.4 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Affiliated Bank. Affiliated Bank anticipates that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

     At December 31, 2002, Affiliated Bank had available to it additional advances from the Federal Home Loan Bank of approximately $500,000 and a federal funds line of credit of $1.7 million.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2002, Affiliated Bank had no intangible assets.

     At December 31, 2002, Affiliated Bank had tangible capital of $4.3 million, or 7.61% of adjusted total assets, which is approximately $3.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2002, Affiliated Bank had no intangibles which were subject to these tests.

     At December 31, 2002, Affiliated Bank had core capital equal to $4.3 million, or 7.61% of adjusted total assets, which is $2.0 million above the minimum requirement of 4.0% in effect on that date.

     The capital standards also require a Tier 1 risk-based capital ratio of at least 4%. At December 31, 2002, Affiliated Bank had Tier 1 risk-based capital of $4.3 million or 14.05% of risk-weighted assets, which is $3.1 million above the minimum requirement of 4% in effect on that date.

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

     On December 31, 2002, Affiliated Bank had total risk-based capital of $4.7 million and risk-weighted assets of $30.8 million, or total capital of 15.23% of risk-weighted assets. This amount was approximately $2.2 million above the 8.0% requirement in effect on that date.

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

Item 4.           Submission of Matters to a Vote of Security Holders. - None.

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


                               BANCAFFILIATED, INC.




Date:    February 14, 2003     By: /s/Garry J. Graham
                                   ---------------------------------------------
                                   Garry J. Graham
                                   Director, President & Chief Executive Officer (Duly Authorized Officer)




Date:    February 14, 2003     By: /s/Garry J. Graham
                                   ---------------------------------------------
                                   Garry J. Graham
                                   Director, President & Chief Executive Officer (Principal Financial Officer)

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

Date: February 14, 2003                    /s/Garry J. Graham
                                           -------------------------------------
                                           Garry J. Graham
                                           President and Chief Executive Officer
                                           and Chief Financial Officer