Form 10QSB
period 2003-03-31
BANCAFFILIATED INC
filed 2003-05-15
CIK 1133409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2003 OR

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

         As of May 15, 2003, there were 271,500 shares of common stock issued and outstanding.

         Transitional Small Disclosure (check one): Yes [ ]   No [X]


                                                BANCAFFILIATED, INC.

                                                                                                 Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet as of March 31, 2003 (unaudited)..................................1 and June 30, 2002

         Consolidated Statement of Income for the nine months and.....................................2 three months ended March 31, 2003 (unaudited) and 2002 (unaudited)

         Consolidated Statement of Changes in Stockholders' Equity for................................3
         the nine months ended March 31, 2003 (unaudited)

         Consolidated Statement of Cash Flows for the nine months.....................................4 ended March 31, 2003 (unaudited) and 2002 (unaudited)

         Notes to Consolidated Financial Statements...................................................5

Item 2. Management's Discussion and Analysis of Financial.............................................7
          Condition and Results of Operations

Item 3. Controls and Procedures.. ...................................................................15

PART II. OTHER INFORMATION

         Signatures..................................................................................17


                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS

                       BancAffiliated, Inc. and Subsidiary
                           Consolidated Balance Sheet

                     As of March 31, 2003 and June 30, 2002
                                 (In Thousands)


                                                                         March 31, 2003
                                                                          (Unaudited)              June 30, 2002
                                                                        ------------------     --------------------
ASSETS

Cash and due from banks                                                          $ 1,657                  $   832
Federal funds sold                                                                   ---                    1,120
Interest bearing deposits in other banks                                             205                      492
                                                                               ---------                 --------
     Total cash and cash equivalents                                               1,862                    2,444

Federal Home Loan Bank stock, at cost                                              1,495                    1,464
Securities Available for Sale                                                     18,482                   14,704
Securities held to maturity (fair value of $6,646 at March 31, 2003                6,580                    9,732
and $9,797 at June 30, 2002)
Loans, net                                                                        34,391                   27,179
Bank premises and equipment, net                                                     440                      416
Accrued interest receivable                                                          294                      287
Other assets                                                                         283                       64
                                                                               ---------                 --------
     Total assets                                                                $63,827                  $56,290
                                                                               =========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                          29,114                  $21,996
Advances from Federal Home Loan Bank                                              29,065                   28,994
Other liabilities                                                                    240                      311
     Total liabilities                                                            58,419                   51,301

Commitments and contingencies                                                        ---                      ---

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, -0- issued and outstanding                                         ---                      ---
    Common stock, $.01 par value, 4,000,000 shares
      authorized, 268,500 issued and outstanding at March 31, 2003
      and 264,500 at June 30, 2002                                                     3                        3
    Additional paid-in capital                                                     2,280                    2,271
    Retained earnings                                                              3,118                    2,717
      Accumulated other comprehensive income (loss)                                    7                      (2)
                                                                               ---------                 --------
       Total stockholders' equity                                                  5,408                    4,989
                                                                               ---------                 --------
       Total liabilities and stockholders' equity                                $63,827                  $56,290
                                                                               =========                 ========

          See accompanying notes to consolidated financial statements.

                       BancAffiliated, Inc. and Subsidiary
                        Consolidated Statement of Income

                For the Nine Months and Three Months Ended March 31, 2003 (Unaudited) and 2002 (Unaudited)
                                                       (In Thousands)

                                               Nine Months            Nine Months           Three Months         Three Months
                                                  Ended                  Ended                 Ended               Ended
                                                 March 31,              March 31,             March 31,           March 31,
                                                   2003                    2002                 2003                2002
                                             ------------------    -----------------    --------------------  -----------------

Interest and dividend income:
    Loans                                                $1,945              $1,609                    $ 709              $ 541
    Investment securities                                   619                 539                      198                200
    Other                                                    16                  26                        3                  6
                                                        -------             -------                   ------             ------
         Total interest income                            2,580               2,174                      910                747
                                                        -------             -------                   ------             ------
Interest expense:
    Deposits                                                438                 546                      145                158
    Advances from Federal Home Loan Bank                    349                 444                      101                137
                                                        -------             -------                   ------             ------
            Total interest expense                          787                 990                      246                295
                                                        -------             -------                   ------             ------

Net interest income                                       1,793               1,184                      664                452
Provision for loan losses                                    90                 155                       30                 30
                                                        -------             -------                   ------             ------
Net interest income after provision for loan
losses                                                    1,703               1,029                      634                422
                                                        -------             -------                   ------             ------
Noninterest income:
    Fee income and services charges                          63                  64                       23                 24
    Other                                                    40                  24                        9                  9
                                                        -------             -------                   ------             ------
         Total noninterest income                           103                  88                       32                 33
                                                        -------             -------                   ------             ------
Noninterest expense:
    Compensation and benefits                               708                 403                      273                148
    Occupancy                                                26                  24                        9                  7
    Data processing                                          56                  58                       19                 20
    Other                                                   364                 254                      114                 92
                                                        -------             -------                   ------             ------
         Total noninterest expense                        1,154                 739                      415                267
                                                        -------             -------                   ------             ------
Income before income tax expense                            652                 378                      251                188
Income tax expense                                          251                 137                       93                 63
                                                        -------             -------                   ------             ------
Net income                                                $ 401                $241                    $ 158              $ 125
                                                        =======             =======                   ======             ======
Earnings per share - Basic and Diluted                    $1.51               $0.91                    $0.59              $0.47
                                                        =======             =======                   ======             ======

          See accompanying notes to consolidated financial statements.

                       BancAffiliated, Inc. and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity

              For the Nine Months Ended March 31, 2003 (Unaudited)
                                 (In Thousands)

                                                                                                                         Accumulated
                                                                                                                             Other
                                                                                                           Additional  Comprehensive
                               Comprehensive        Preferred           Common            Paid-in           Retained         Income
                                   Income             Stock              Stock            Capital            Earnings        (Loss)
                                   ------             -----              -----            -------            --------        ------
Balances at June 30, 2002          $  ---           $    ---            $     3        $    2,271          $   2,717        $   (2)

Stock Issued
 Pursuant to Compensation
 Plan on October 30, 2002              ---               ---                ---                 9                ---            ---
Net income for the nine
 months ended March 31, 2003           401               ---                ---               ---                401            ---
Net Change in unrealized
 appreciation on
 securities available for sale           9               ---                ---               ---                ---              9

Balances at March 31, 2003          $  410          $    ---            $     3        $    2,280          $   3,118         $    7







          See accompanying notes to consolidated financial statements.

                       BancAffiliated, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows

 For the Nine Months Ended March 31, 2003 (Unaudited) and March 31, 2002 (Unaudited)

                                 (In Thousands)
                                                                          Nine Months Ended           Nine Months Ended
                                                                           March 31, 2003              March 31, 2002
                                                                        ----------------------      ----------------------

Cash Flows from operating activities
    Net income                                                              $            401             $           241
     Adjustments  to  reconcile  net income to net
        cash  provided  by  operating activities:
      Depreciation and amortization                                                      233                         130
      Provision for loan losses                                                           90                         155
      Provision for loss on REO                                                            5                           0
      Increase in accrued interest and other assets                                    (231)                       (115)
      (Decrease) increase in accrued interest and other
        liabilities
                                                                                        (71)                          47
                                                                            -----------------            -----------------
         Net cash provided by operating activities                                       427                         458
                                                                            -----------------            -----------------

Cash flows from investing activities:
    Purchase of Securities Available for sale                                        (8,581)                     (9,305)
    Purchase of securities held to maturity                                                0                     (5,037)
    Purchase of Federal Home Loan Bank stock                                            (31)                       (535)
    Paydowns of securities held for sale                                               4,602                       1,552
    Paydowns of securities held to maturity                                            3,156                       3,774
    Net repayments (originations) of loans                                           (7,302)                     (2,796)
    Net purchases of property and equipment
                                                                                        (42)                         ---
                                                                            -----------------            -----------------
        Net cash used by investing activities                                        (8,198)                    (12,347)
                                                                            -----------------            -----------------
Cash flows from financing activities:
    Net increase in deposits                                                           7,118                       4,337
    Proceeds on advances from
        Federal Home Loan Bank                                                            71                       7,688
                                                                            -----------------            -----------------
         Net cash (used) provided  by financing activities                             7,189                      12,025
                                                                            -----------------            -----------------
Net (decrease) increase in cash and cash equivalents                                   (582)                         136

Cash and cash equivalents at beginning of period                                       2,444                       1,846
                                                                            -----------------            -----------------
Cash and cash equivalents at end of period                                         $   1,862                   $   1,982
                                                                            =================            =================


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 2003 and the consolidated results of its operations, changes in stockholders' equity, and cash flow for the period ended March 31, 2003 and are of a normal, recurring nature. Also in the opinion of management, the March 31, 2003 statement of income and cash flow contain all adjustments necessary to present fairly the results of its operations for the three months then ended and are of a normal recurring nature.

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


Operating results for the nine month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2003.

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

3.   Earnings Per Share

The computation of per share earnings for the nine and three months ended March 31, 2003 and 2002 are as follows (in thousands, except share amounts):

                                                             Nine months                    Three months
                                                              March 31,                       March 31,
                                                      ---------------------------    -------------------------
                                                           2003          2002             2003         2002

     Net Income                                           $    401      $    241       $     158     $    125
     Average common shares outstanding                     266,719       264,500         268,500      264,500

     Basic and diluted earnings per share                 $   1.50      $   0.91       $    0.59      $  0.47

4.   Employee Benefits

Affiliated Bank maintains a qualified, tax-exempt savings plan known as a Simple IRA (the "Plan") with a cash or deferred feature qualifying under Section 408(p) of the Internal Revenue Code. Employees of Affiliated Bank who earned at least $5,000 in the preceding calendar year may participate in this Plan.

Participants are permitted to make salary reduction contributions to the Plan of up to $8,000 of the participant's annual salary. In addition, the Bank may match the participant's contribution on a dollar for dollar basis up to 100% of the participant's before-tax contribution up to a maximum contribution by Affiliated Bank of 3% of the participant's annual salary for the year. All contributions by Affiliated Bank and the participants, as well as earnings, are fully and immediately vested.

Participants may invest amounts contributed to their IRA accounts in any number of investment options available under the Plan. Each participant receives an annual statement, which provides information regarding, among other things, the market value of his investments and contributions made to the Plan on the participant's behalf. For both of the three months ended March 31, 2003 and 2002, contributions to the Plan were approximately $6,000 and $3,000 respectively.

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

FINANCIAL CONDITION

         General. At March 31, 2003, our total assets increased by $7.5 million or 13.3% to $63.8 million from $56.3 million at June 30, 2002. The increase in assets was primarily due to a $7.2 million increase in loans and a $626,000 increase in mortgage-backed securities offset in part by a $582,000 decrease in cash and equivalents.

         Loans. At March 31, 2003, our net loan portfolio increased $7.2 million or 26.5% to $34.4 million from $27.2 million at June 30, 2002. The increase in the loan portfolio over this time period was due to increased loan demand. Commercial and real estate loans increased while consumer loans decreased. Total real estate loans increased by $4.5 million to $21.5 million at March 31, 2003 from $17.0 million at June 30, 2002. Commercial business loans increased by $2.1 million to $8.1 million at March 31, 2003 from $6.0 million at June 30, 2002. Consumer loans decreased by $300,000 from $4.4 million to $4.1 million.

         Securities. Mortgage-backed and related securities available for sale totaled $18.5 million while held to maturity securities totaled $6.6 million at March 31, 2003, compared to available for sale securities of $14.7 million and held until maturity securities of $9.7 million at June 30, 2002. The increase in the available for sale portfolio was primarily due to the purchase of mortgage-backed securities. The decrease in held to maturity securities is due primarily to the principal payments on mortgage-backed securities.

         Liabilities. Our total liabilities increased $7.1 million or 13.8% to $58.4 million at March 31, 2003 compared to $51.3 million at June 30, 2002. This increase was due primarily to an increase in deposits of $7.1 million.

         Equity. Total equity increased by $419,000 to $5.4 million at March 31, 2003 compared to $5.0 million at June 30, 2002, as a result of earnings retention of $411,000 and unrealized appreciation in available for sale securities of $9,000 and issuance of common stock pursuant to a compensation plan of $9,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

         General. We reported net income of $401,000 for the nine months ended March 31, 2003 and $241,000 for the nine months ended March 31, 2002. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets.

         Net Interest Income. Net interest income increased $609,000 to $1,793,000 for the nine months ended March 31, 2003 compared to $1.2 million for the same period in 2002. This increase was due primarily to a higher volume of earning assets coupled with a decrease in funding costs.

         Interest Income. Interest income increased $406,000 to $2.6 million for the nine months ended March 31, 2003 compared to $2.2 million for the same period in 2002. The increase was due primarily to a higher volume of earning assets and offset somewhat by decreasing interest rates.

         Interest Expense. Interest expense decreased $203,000 to $787,000 for the nine months ended March 31, 2003 compared to $990,000 for the nine months ended March 31, 2002. This decrease was due primarily to decreasing interest rates even while interest bearing liabilities have increased.

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

         The provision for loan losses made during the nine months ended March 31, 2003 totaled $90,000 compared with a provision made during the same period in 2002 that totaled $155,000. This decrease was due primarily to a decrease in recent charge offs, current economic conditions, and changes in the risk composition of the loan portfolio. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

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

         Other Operating Income. Other operating income for the nine months ended March 31, 2003 amounted to $103,000 compared to $88,000 for the nine months ended March 31, 2002. The increase is due primarily to increased service charges.

         Other Operating Expenses. Other operating expenses increased $415,000 or 56.2% to $1,154,000 for the nine months ended March 31, 2003 compared to $739,000 for the nine months ended March 31, 2002. This increase was primarily due to increased personnel costs of Affiliated Bank and costs associated with BancAffiliated, Inc. being a public company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


         General. We reported net income of $158,000 for the three months ended March 31, 2003 and $125,000 for the three months ended March 31, 2002. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets.

         Net Interest Income. Net interest income increased $212,000 to $664,000 for the three months ended March 31, 2003 compared to $452,000 for the same period in 2002. This increase was due primarily to a higher volume of earning assets coupled with a decrease in funding costs.

         Interest Income. Interest income increased $163,000 to $910,000 for the three months ended March 31, 2003 compared to $747,000 for the same period in 2002. The increase was due primarily to a higher volume of earning assets and offset somewhat by decreasing interest rates.

         Interest Expense. Interest expense decreased $49,000 to $246,000 for the three months ended March 31, 2003 compared to $295,000 for the three months ended March 31, 2002. This decrease was due primarily to decreasing interest rates even while interest bearing liabilities have increased.

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

         The provision for loan losses made during the three months ended March 31, 2003 totaled $30,000 which is the same as the provision made during the same period in 2002 that totaled $30,000. The provision remaining stable reflects no measurable change in the risk composition of the loan portfolio since the same period in 2002. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

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

         Other Operating Income. Other operating income for the three months ended March 31, 2003 decreased by $1,000 to $32,000 compared to $33,000 for the three months ended March 31, 2002.

         Other Operating Expenses. Other operating expenses increased $148,000 or 55.4% to $415,000 for the three months ended March 31, 2003 compared to $267,000 for the three months ended March 31, 2002. This increase was primarily due to increased personnel costs of and costs associated with BancAffiliated, Inc. being a public company.

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

                                                             At March 31,
                                                        ------------------------
                                                            2003          2002

                                                          (Dollars in thousands)
Non-accruing loans:
      Consumer...........................................     $ 5          $9

Accruing loans past due 90 days and over:
       Consumer..........................................       1           1

Total non-performing loans...............................       6          10

Foreclosed assets........................................     277         130

Total non-performing assets..............................     283         140

Allowance for loan losses................................     386         297

Coverage of non-performing loans.........................   6,433%      2,978%

Non-performing assets as a percentage of total assets....    0.43%       0.29%

         Non-performing assets increased $143,000 from $130,000 at March 31, 2002, to $277,000 at March 31, 2003, primarily as a result of two foreclosed residential real estate loans carried as real estate owned.

Other Loans of Concern

         In addition to the non-performing assets set forth in the table above, as of March 31, 2003, there was $247,000 in a home construction loan and a lot loan with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses and carry special allocations of $26,000.

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

         At March 31, 2003, our allowance for loan losses was $386,000 or 1.1% of the total loan portfolio and approximately 6,433% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2003, the total approved loan commitments unfunded amounted to $9.4 million, which includes the unadvanced portion of construction loans of $7.4 million. There was one standby letter of credit in the amount of $72,000 at March 31, 2003. Time deposits and advances from the Federal Home Loan Bank scheduled to mature in one year or less at March 31, 2003 and 2002, totaled $51.5 million and $36.2 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Affiliated Bank. Affiliated Bank anticipates that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

         At March 31, 2003, Affiliated Bank had available to it additional advances from the Federal Home Loan Bank of approximately $1.9 million and a federal funds line of credit of $1.5 million.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 2003, Affiliated Bank had no intangible assets.

         At March 31, 2003, Affiliated Bank had tangible capital of $4.5 million, or 7.13% of adjusted total assets, which is approximately $3.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At March 31, 2003, Affiliated Bank had no intangibles which were subject to these tests.

         At March 31, 2003, Affiliated Bank had core capital equal to $4.5 million, or 7.13% of adjusted total assets, which is $2.0 million above the minimum requirement of 4.0% in effect on that date.

         The capital standards also require a Tier 1 risk-based capital ratio of at least 4%. At March 31, 2003, Affiliated Bank had Tier 1 risk-based capital of $4.5 million or 12.67% of risk-weighted assets, which is $3.1 million above the minimum requirement of 4.0% in effect on that date.

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

         On March 31, 2003, Affiliated Bank had total risk-based capital of $4.9 million and risk-weighted assets of $35.6 million, or total capital of 13.75% of risk-weighted assets. This amount was approximately $2.0 million above the 8.0% requirement in effect on that date.

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

                                 PART I - ITEM 3
                             CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report an evaluation was carried out under the supervision and with the participation of BancAffiliated, Inc.'s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(c) under the Securities Exchange Act of 1934). Based on the evaluation, BancAffiliated, Inc.'s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are to the best of his knowledge, effective to ensure that the information required to be disclosed by BancAffiliated, Inc. in reports that its files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of the evaluation, there were no significant changes in BancAffiliated, Inc.'s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                              BANCAFFILIATED, INC.


Date:  May 15, 2003           By:  /s/  Garry J. Graham
                                 ---------------------------------------------
                                 Garry J. Graham
                                 Director, President & Chief Executive Officer (Duly Authorized Officer)




Date:  May 15, 2003           By:  /s/ Garry J. Graham
                                 ----------------------------------------------
                                 Garry J. Graham
                                 Director, President & Chief Executive Officer (Principal Financial Officer)

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

Date: May 15, 2003                             /s/Garry J. Graham
                                              ------------------------------
                                              Garry J. Graham
                                              President and Chief Executive
                                              Officer and Chief Financial
                                              Officer