Form 10KSB
period 2003-06-30
BANCAFFILIATED INC
filed 2003-09-26
CIK 1133409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended June 30, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

                         Commission File Number 1-16433

                              BANCAFFILIATED, INC.
    ------------------------------------------------------------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         As of September 10, 2003, the Registrant had 278,500 shares of Common Stock issued and outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of September 10, 2003 was $5.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 2003, which is attached as Appendix A to the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003.
PART  III  of  Form  10-KSB  -  Proxy  Statement  for  2003  Annual  Meeting  of
Stockholders.

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

         BancAffiliated, Inc. BancAffiliated, Inc. was formed in January, 2001 by Affiliated Bank. The acquisition of Affiliated Bank by BancAffiliated, Inc. was consummated on May 25, 2001, in connection with Affiliated Bank's conversion from the mutual to stock form. All references to BancAffiliated, Inc. prior to May 25, 2001, except where otherwise indicated, are to Affiliated Bank.

         At June 30, 2003, BancAffiliated, Inc. had $73.8 million of assets and stockholders equity of $5.6 million.

         The executive offices of BancAffiliated, Inc. are located at 500 Harwood Road, Bedford, Texas 76021, and its telephone number at that address is
(817) 285-6195.

         The activities of BancAffiliated, Inc. itself have been limited to investment in the stock of Affiliated Bank and deposits at Affiliated Bank, deposits at other banks and the purchase of loan participations from Affiliated Bank. Unless otherwise indicated, all activities discussed below are of Affiliated Bank.

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

         As a credit union, Affiliated Bank did not experience membership growth during the early 1990's due to a reduction in the number of employees of Affiliated Food Stores. In addition, Affiliated Food Stores ceased operations in 1993, thereby eliminating the largest source of new customers for Affiliated Federal Credit Union. After reviewing its strategic options, the board of directors determined that converting to a federal mutual savings bank would address the problem of a declining customer base by providing access to all members of the general public. Therefore, after receiving the necessary regulatory approvals, on June 1, 1998, Affiliated Federal Credit Union converted to a federal mutual savings bank known as Affiliated Bank, F.S.B. Affiliated Bank now serves the general public rather than being limited to serving only distinct employee groups.

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

         General. At June 30, 2003, the maximum amount which we could have loaned to any one borrower and borrower's related entities was $1.1 million. However, the Office of Thrift Supervision allows federal savings banks to loan more than that amount to certain borrowers under certain programs. Affiliated Bank has qualified for and participates in both of the loan program that allow the bank to exceed the standard loan to one borrower limits. One of the programs allows the bank to loan up to twice its normal loan to one borrower limit for the production of residential housing within certain limitations. The other program is an expanded program referred to as the "Pilot Program" which allows thrifts to grant loans under the same lending limit rules as state chartered institutions, again within certain limitations. Affiliated Bank complied with the loan to one borrow limitations as well as the parameters of the expanded loan authority programs.

         Affiliated Bank's five largest loan relationships at June 30, 2003 were as follows: (1) a $2 million interim construction relationship consisting of 18 residential construction loans of which $825,000 has been sold to other banks as participations; (2) a $1.5 million interim construction relationship consisting of nine residential construction loans: (3) a $1.5 million interim construction relationship consisting of 15 residential construction loans totaling $1.1 million and loans for residential lots that total $448,000, $236,000 of which has been sold as participations; (4) a $1.2 million interim construction relationship consisting of nine residential construction loans that total $981,000 and a lot development loan of $157,000; and (5) a $1.0 million loan relationship consisting of a line of credit for commercial business purposes.

         The following table presents information concerning the composition of BancAffiliated, Inc. and subsidiary loan portfolio in dollar amounts and in percentages as of the dates indicated.



                                                                  June 30,
                                                  ------------------------------------------
                                                         2003                   2002
                                                  ------------------     -------------------
                                                  Amount     Percent     Amount      Percent
                                                  ------     -------     ------      -------
                                                            (Dollars in Thousands)


Real Estate Loans:
   One- to four-family residential                $ 4,670       9.2%     $ 4,214       13.5%
   Multi-family residential..................         103       0.2          121         0.4
                                                  -------    -------     -------     -------
     Total residential loans.................       4,773        9.4       4,335        13.9
   Commercial real estate....................       2,311        4.5       2,051         6.5
   Construction and development loans........      28,755       56.4      13,133        42.0
     Total real estate loans.................      35,839       70.3      19,519        62.4
                                                             -------                 -------


   Commercial business loans.................      10,434       20.5       6,518        20.8

Consumer Loans:
   Automobile loans..........................       2,543        5.0       3,704        11.8
   Credit cards..............................       1,014        2.0       1,126         3.6
   Loans secured by deposits.................         318        0.6         269         0.9
   Other personal and installment loans......         803        1.6         167         0.5
                                                  -------    -------     -------     -------
     Total consumer loans....................      4,678         9.2       5,266        16.8
                                                  -------    -------     -------     -------

     Gross loans.............................      50,951    100.00%      31,303     100.00%
                                                             =======                 =======

     Loans in process........................      12,068                  3,809
                                                  -------                -------

     Total loans............................       38,883                 27,494


Allowance for loan losses....................         407                    315
                                                  -------                -------


     Net loans receivable....................     $38,476                $27,179
                                                  =======                =======

         The following schedule illustrates the contractual maturity of Affiliated Bank's loan portfolio at June 30, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                       Over One
                                                        One Year        Year to           Over Five
                                                        or Less       Five Years            Years       Total
                                                        ----------    ----------          ---------     -----
                                                                          (Dollars in Thousands)


         One- to four-family residential loans..           $1,575             $1,696       $1,399      $4,670
         Multi-family...........................              ---                103          ---         103
         Commercial real estate.................            1,038                999          274       2,311
         Construction...........................           15,489              2,230           66      17,785
         Commercial business....................            4,723              4,891          ---       9,614
         All other loans........................              817              3,087           31       3,935
                                                          -------            -------       ------     -------
         Total loans (net of LIP)...............          $23,642            $13,006       $1,770     $38,418
                                                          =======            =======       ======     =======
         Allowance for loan losses..............                                                          407
                                                                                                      -------
              Net loans.........................                                                      $38,011
                                                                                                      =======


         Of our outstanding total loans of $38.8 million at June 30, 2003, approximately $24.1 million have fixed rates of interest and approximately $14.8 million have adjustable rates of interest.

         Construction and Development Lending. We originate one- to four-family residential construction loans to builders and to individuals for the construction of their primary residences. Substantially all of these loans are secured by property located within our market area. Loans to individuals for the construction of their residences typically run for up to 12 months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2003, we had $28.8 million or 56.4% of our gross loan portfolio in construction and development loans, of which $10.5 million was not disbursed. Of this amount, approximately $0.7 million or 6.7% were fixed rate loans and approximately $9.8 million or 93.3% were adjustable rate loans. Our largest construction loan relationship at June 30, 2003, was a $2.0 million relationship consisting of 18 residential construction loans of which $825,000 has been sold to other banks as participations. At June 30, 2003, this borrower had $1.2 million outstanding to us, $378,000 of which was participated to other banks.

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

         Commercial Business Lending. We also originate commercial business loans. At June 30, 2003, approximately $9.6 million or 24.7% of our total loan portfolio was comprised of commercial business loans. Of this amount, approximately $6.1 million or 63.5% were fixed rate loans and approximately $3.5 million or 36.5% were adjustable rate loans. Our largest commercial business loan at June 30, 2003, was a $1.0 million loan to a business relationship secured by marketable securities. At June 30, 2003, this borrower had $979,600 outstanding to us.

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

         Commercial Real Estate Lending. Affiliated Bank offers commercial real estate loans. These loans are secured primarily by small retail establishments, rental properties and small office buildings located in our primary market area. At June 30, 2003, commercial real estate loans totaled $2.3 million or 5.9% of our total loan portfolio. Of this amount, approximately $1.5 million or 65.2% were fixed rate loans and approximately $800,000 or 34.8% were adjustable rate loans. Our largest commercial real estate loan at June 30, 2003, was a $390,000 loan to a real estate investor secured by the real estate.

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

         Consumer and Automobile Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At June 30, 2003, our consumer loan portfolio totaled $3.9 million or 10.1% of our total loan portfolio. We offer a variety of secured consumer loans, including automobile loans and loans secured by savings deposits. We also offer a limited amount of unsecured loans.

         The most significant component of our consumer lending is automobile loans. We originate automobile loans on a direct basis and purchase loans as well. These loans totaled $2.5 million at June 30, 2003 or 6.5% of our total loan portfolio. Automobile loans may be written for up to five years and usually have fixed rates of interest. Loan to value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

         Affiliated Bank also originates credit card loans, loans secured by deposit accounts and other consumer loans. At June 30, 2003, we had $318,000 or 0.8% of our total loan portfolio in loans secured by deposits. At June 30, 2003, we also had $271,000 in adjustable-rate credit card loans or 0.7% of our total loan portfolio. Management is contemplating the discontinuance of its credit card lending. However, at this time Affiliated Bank continues to offer credit cards.

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

         One- to Four-Family Residential Lending. At June 30, 2003, one- to four-family residential mortgage loans totaled $4.7 million or 12.0% of our total loan portfolio. We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Presently, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should we grant a loan with a loan-to-value ratio in excess of 80%, we may require private mortgage insurance in order to reduce our exposure below 80%. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

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

         Multi-Family Residential Lending. We offer multi-family residential loans. These loans are secured primarily by real estate located in our primary market area. At June 30, 2003, multi-family residential loans totaled $103,000 or 0.3% of our gross loan portfolio.

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

         The following table shows the loan origination, purchase, sale and repayment activities of BancAffiliated, Inc. for the periods indicated, and includes loans originated for both our own portfolio and for sale of participating interests.

                                                Years Ended
                                                  June 30,
                                          -------------------------
                                            2003          2002

                                          -----------   -----------
                                           (Dollars in Thousands)


Total loans, beginning of year........        $27,494       $22,920
Loan originations and purchases:
   Real estate mortgage loans.........         34,696        24,742
   Consumer loans.....................          1,573         3,785
   Other loans........................         11,425         4,508
                                          -----------   -----------
     Total loan originations..........         47,694        33,035
                                          -----------   -----------
Loan repayments.......................         34,969        25,370
Loan participations sold..............          1,336         3,091
                                          -----------   -----------
    Total repayments and sales........         36,305        28,461
                                          -----------   -----------
Total loans, end of period............        $38,883       $27,494
                                          ===========   ===========


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

         Delinquent Loans. The following table sets forth our loans delinquent 60 - 90 days and over past due by type, number, amount and percentage of type at June 30, 2003.



                             60 to 89 days past due            90 days and over past due              Total Delinquent Loans
                          ----------------------------------------------------------------------------------------------------------
                                              Percent                                  Percent                             Percent
                                               of Loan                                 of Loan                             of Loan
                          Number     Amount   Category    Number         Amount        Category      Number     Amount     Category
                          -------    ------   --------    ------         ------        --------      ------     ------     --------
                                                                  (Dollars in Thousands)


Real estate:
  Residential..........    ---        $---     ---%        ---             $---          ---%       ---       $---           ---%
  Commercial...........    ---         ---     ---%        ---              ---          ---%       ---        ---           ---%
  Construction.........    ---         ---     ---%        ---              ---          ---%       ---        ---           ---%

Other:
  Consumer.............     4           10    0.21%          2                5         0.11%         6         15          0.32%
  Commercial...........    ---         ---      ---        ---              ---                     ---        ---

Total..................     4          $10    0.03%          2             $  5         0.00%         6        $15          0.03%
                                       ===                                 ====                                ===



         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

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



                                                              At June 30,
                                                          ------------------
                                                           2003        2002
                                                          ------      ------
                             (Dollars in Thousands)

Non-accruing loans:
   Consumer............................................     $ 4        $16
   Construction........................................     ---        284
   Residential.........................................     ---        161
                                                            ---        ---
     Total.............................................       4        461
                                                          ------      ------

Accruing loans past due 90 days and over:
   Consumer............................................       5          2

     Total.............................................       5          2
                                                          ------      ------

Total non-performing loans.............................       9        463

Foreclosed assets......................................     442        ---
                                                          ------      ------

Total non-performing assets............................    $451       $463

Allowance for loan losses..............................     407        315

Coverage of non-performing loans.......................   90.2%      68.0%

Non-performing assets as a percentage of total assets..   0.63%      0.82%



         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 2003, there was also an aggregate of $20,000 primarily in consumer loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans and the non-performing loans have been considered in management's determination of the adequacy of our allowance for loan losses and carry special allocations of $6,000.

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

         In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2003, we had classified $442,000 of our assets as substandard, none as doubtful and none as loss. The total amount of classified assets represented 6.61% of Affiliated Bank's equity capital and 0.60% of our total assets at June 30, 2003.

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

         Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management's determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Affiliated Bank.

         At June 30, 2003, our allowance for loan losses was $407,000 or 1.06% of the total loan portfolio and approximately 4,522% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

         The following table sets forth an analysis of our allowance for loan losses.




                                                         Years Ended June 30
                                                      -------------------------
                                                        2003             2002
                                                      --------         --------
                                                         (Dollars in Thousands)

Total loans outstanding (at end of period)...........  $38,883          $27,494
                                                      --------         --------

Average loans outstanding (period to date)...........  $30,535          $24,742
                                                      --------         --------

Allowance for loan losses, beginning of period.......    $ 315            $ 182

Loan charge-offs:
     Consumer loans..................................       34               29
     Commercial loans................................      ---              ---
     Residential construction........................        5               25
                                                      --------         --------
        Total loan charge-offs.......................       39               54
                                                      --------         --------

Loan recoveries:

     Consumer loans..................................       11                2
                                                            --                -
        Total loan recoveries........................       11                2
                                                      --------         --------

Net loan charge-offs.................................       28               52
Provision charged to operations......................      120              185
                                                      --------         --------

Allowance for loan losses, end of period.............    $ 407            $ 315
                                                      ========         ========

Ratio of net loan charge-offs during the period
   to average loans outstanding......................    0.09%            0.21%
                                                      ========         ========

Provision as a percentage of average loans...........    0.39%            0.75%
                                                      ========         ========

Allowance as a percentage of total loans.............    1.05%            1.15%
                                                      ========         ========

         The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.


                                                        At June 30,
                                      ------------------------------------------------------
                                              2003                       2002
                                      ------------------------------------------------------
                                                   Percent of                  Percent of
                                                  Loans in Each              Loans in Each
                                                   Category                     Category
                                                   to Total                     to Total
                                        Amount       Loans         Amount          Loans
                                      ----------- ------------- ------------- --------------
                                                 (Dollars in Thousands)


One- to four-family residential             $  2         12.16%          $ 2          15.3%
Multi-family residential......               ---          0.27             1           0.04
Commercial real estate........                 5          6.02             4            7.5
Construction and
  development loans...........                54         34.36            57           38.6
Commercial business loans.....               297         25.69           181           21.9
Automobile loans..............                21          7.35            48           13.5
Other personal and investment
   loans......................                28         14.15            22           3.16
                                            ----        ------          -----       -------
                                            $407        100.00%         $315        100.00%
                                            ====        ======          =====       =======




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

         Affiliated Bank invests in collateralized mortgage obligations as an alternative to mortgage loans and conventional mortgage-backed securities as part of its asset/liability management strategy. Management believes that collateralized mortgage obligations represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, Affiliated Bank has from time to time concluded that intermediate and long duration collateralized mortgage obligations (with an expected average life of 20-years or less) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. Because Affiliated Bank's collateralized mortgage obligations are purchased as an alternative to mortgage loans and because Affiliated Bank has the ability and intent to hold such securities to maturity, all such securities are classified as held-to-maturity. At June 30, 2003, Affiliated Bank held $2.6 million of collateralized mortgage obligations. All of Affiliated Bank's collateralized mortgage obligations are guaranteed by either Fannie Mae or Freddie Mac.

         To assess price volatility, the Federal Financial Institutions Examination Council adopted a policy which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the Office of Thrift Supervision, requires Affiliated Bank to annually test its collateralized mortgage obligations and other mortgage-related securities to determine whether they are high-risk or non high-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions, such as Affiliated Bank, may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. As of June 30, 2003, Affiliated Bank had no high risk securities.

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

         The following table sets forth the composition of our collateralized mortgage obligation and investments portfolio at the dates indicated.


                                                                                    June 30,
                                                               ----------------------------------------------------------
                                                                         2003                            2002
                                                               --------------------------    ----------------------------
                                                               Carrying           % of         Carrying           % of
                                                                Value            Total          Value              Total
                                                               --------          -----         --------           -------
                                                                                 (Dollars in Thousands)

Securities available for sale, at fair value:
  Federal Home Loan Bank stock..............................   $1,569               7%          $ 1,464               9%
  Mortgage-backed Securities................................   17,826              81%           14,704              91%
  Collateralized-mortgage obligations.......................    2,590              12%              ---             ---%
                                                               --------          -----         --------           -------
  Total.....................................................   21,985             100%           16,168             100%
                                                               ========          =====         ========           =======
Securities to be held to maturity, at amortized cost:
   Mortgage-backed securities...............................    5,583              99%            7,864              81%
   Collateralized mortgage obligations......................       59               1%            1,868              19%
                                                               --------          -----         --------           -------

     Total..................................................    5,642             100%            9,732             100%
                                                               ========          =====         ========           =======

Securities to be held to maturity, at fair value............   $5,685                           $ 9,797
                                                               ========                        ========




         The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, as of June 30, 2003, are indicated in the following table.



                                                Less than 1 Year         1 to 5 Years      Over 10 Years        Total Securities
                                                ----------------         ------------      -------------        ----------------

                                                            Weighted            Weighted            Weighted               Weighted
                                                             Average             Average             Average                Average
                                                Amount        Yield     Amount    Yield    Amount     Yield     Amount       Yield
                                                ------      --------    ------  ---------  ------   --------    ------     --------
                                                                         (Dollars in Thousands)

          Securities available for sale:
            Mortgage-backed securities.....       $---        ---%      $---       ---%   $17,826        4.2%   $17,826       4.2%
               Collateralized mortgage
                 obligations...............        ---        ---        ---       ---      2,590        3.7%     2,590       3.7%
                                                ------      --------    ------  ---------  ------   --------    -------    --------

               Sub-Total...................        ---        ---        ---       ---     20,416        4.1%    20,416       4.1%
                                                ------      --------    ------  ---------  ------   --------    -------    --------
          Securities to be held to maturity:
               Mortgage-backed securities..        ---        ---        ---       ---      5,583        3.5%     5,583       3.5%
               Collateralized mortgage
                 obligations...............        ---        ---        ---       ---         59        2.5%        59       2.5%
                                                ------      --------    ------  ---------  ------   --------    -------    --------
               Sub-Total...................       $---        ---       $---       ---    $ 5,642        3.5%    $5,642       3.5%
                                                ------      --------    ------  ---------  ------   --------    -------    --------

               Total.......................       $---        ---       $---       ---    $26,058        4.0%   $26,058       4.0%
                                                ======      ========    ======  =========  ======   ========    =======    ========


Sources of Funds

         General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

         Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of NOW accounts, time deposit accounts, savings, money market and demand deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We solicit deposits in our market area and rely on wholesale deposits obtained through our telemarketing efforts and deposit brokers. At June 30, 2003, we had $13.2 million in brokered deposits, all of which mature in one to 12 months. Management believes that the use of brokered deposits is a cost effective and stable method to manage the Bank's funding sources.

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

         The following table sets forth our deposit flows during the periods indicated.


                                                             Years Ended June 30,
                                                       ----------------------------------
                                                           2003                  2002
                                                       ---------------    ---------------
                                                              (Dollars in Thousands)


Net deposits (withdrawals) to non-brokered accounts...         $3,476             $6,293
Net deposits (withdrawals) to brokered accounts.......          9,310            (1,562)
Interest credited to deposit accounts.................            598                734
                                                           -----------         ----------

   Net increase (decrease)............................         13,384              5,465


Opening balance of deposit accounts...................         21,996             16,531
                                                           -----------         ----------

Ending balance of deposit accounts....................        $35,380            $21,996
                                                           ===========         ==========

Percent increase (decrease)...........................          60.8%              33.1%
                                                                ====               ====


         The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered at the dates indicated.

                                                                                   June 30,
                                                                    2003                          2002
                                                       -------------------------------------------------------------
                                                              Amount          Percent      Amount           Percent
                                                       -------------- ---------------- -------------- --------------

Noninterest-bearing accounts......................            $6,243            17.6%        $ 1,993           9.1%
Savings accounts..................................             2,059              4.9          1,754            8.0
NOW and money market accounts.....................             1,737              5.8          1,111            5.1
                                                       -------------- ---------------- -------------- --------------
    Total non-certificates........................            10,039             28.4          4,858           22.2
                                                       -------------- ---------------- -------------- --------------

Certificates of deposit:
    0.00% to 1.99%................................             6,837             19.3            ---            ---
    2.00% to 2.99%................................            13,481             38.1          5,580           25.4
    3.00% to 3.99%................................             4,926             13.9          6,525           29.7
    4.00% to 4.99%................................                97              0.3          4,691           21.3
                                                                                                               ----
    5.00% to 5.99%................................               ---              ---            342            1.6
                                                       -------------- ---------------- -------------- --------------

    Total certificates............................            25,341             71.6         17,138           78.0
                                                       -------------- ---------------- -------------- --------------

           Total deposits.........................           $35,380          100.00%        $21,996        100.00%
                                                       ============== ================ ============== ==============


         The following table shows rate and maturity information for Affiliated Bank's certificates of deposit as of June 30, 2003.

                                                                   Weighted
                                                                   Average
                                                    Amount           Rate

                                                --------------- ---------------
                                                     (Dollars in Thousands)

Certificate accounts maturing within:

One month.......................................        $2,598           2.52%
One to three months.............................         3,330            2.17
Three to six months.............................         6,179            2.45
Six to nine months..............................         5,974            2.28
Nine to twelve months...........................         6,386            2.43
Twelve to eighteen months.......................           739            3.28
Eighteen months to two years....................           135            1.81
Over two years..................................           ---             ---
                                                --------------- ---------------
     Total......................................       $25,341           2.28%
                                                =============== ===============

         The  following  table   indicates  the  amount  of  Affiliated   Bank's
certificates of deposit and other deposits by time remaining until maturity as of June 30, 2003.

                                                                               Maturity
                                                       ------------------------------------------------------
                                                                     Over        Over       Over
                                                        3 Months    3 to 6     6 to 12   12 months
                                                        or Less      Months     Months   ---------    Total
                                                       ---------    -------    -------                -----
                                                                          (In Thousands)


Certificates of deposit less than $100,000............     $2,788      $1,931     $3,864       $ 69    $8,652

Brokered certificates of deposits less than $100,000..         39       1,534      3,070        204     4,847

Certificates of deposit of $100,000 or more...........        917         803      1,604        177     3,501

Brokered certificates of deposit of $100,000
 or more..............................................      2,184       1,911      3,822        424     8,341
                                                          --------     ------     ------       ----   -------

Total certificates of deposit.........................     $5,928      $6,179    $12,360       $874   $25,341
                                                           ======      ======    =======       ====   =======


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

         We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2003, we had $30.7 million in Federal Home Loan Bank advances outstanding. In addition, BancAffiliated, Inc. borrowed $2.0 million for the purpose of infusing capital into Affiliated Bank to support future growth.

         The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated.

                                                              Years Ended June 30,
                                                        -------------------------------
                                                            2002            2001
                                                        -------------------------------
                                                             (Dollars in Thousands)

      Federal Home Loan Bank advances:
         Maximum balance.............................          $31,190         $28,325
                                                               =======         =======

         Average monthly balance.....................          $27,550         $21,038
                                                               =======         =======

         Amount outstanding at end of period.........          $30,687         $28,994
                                                               =======         =======

         Weighted  average  interest rate of advances
           at end of period                                      1.14%           1.95%
                                                                 ====            ====

         Weighted average interest rate on average
            amounts outstanding during the period....            1.65%           2.71%
                                                                 ====            ====


Subsidiary and Other Activities

         At June 30, 2003, BancAffiliated, Inc. had a single subsidiary, Affiliated Bank.

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

         We attract all of our deposits through our single location. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of June 30, 2003, we believe that we hold less than 1% of the deposits in our primary market area.

Employees

         At June 30, 2003, we had a total of fourteen employees, including two part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

         The Office of Thrift Supervision regularly examines Affiliated Bank and prepares reports for the consideration of Affiliated Bank's board of directors on any deficiencies that it may find in Affiliated Bank's operations. The FDIC also has the authority to examine Affiliated Bank in its role as the administrator of the Savings Association Insurance Fund. Affiliated Bank's relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of Affiliated Bank's mortgage requirements. Any change in such regulations, whether by the FDIC, the Office of Thrift Supervision or as a result of Federal legislation, could have a material adverse impact on BancAffiliated, Inc. and Affiliated Bank and their operations.

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

         Affiliated Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2003, Affiliated Bank's lending limit under this restriction was $1.1 million. Affiliated Bank is in compliance with the loans-to-one-borrower limitation. See "Business--Lending Activities-General."

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2003, Affiliated Bank had no intangible assets.

         At June 30, 2003, Affiliated Bank had tangible capital of $6.7 million, or 9.11% of adjusted total assets, which is approximately $5.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At June 30, 2003, Affiliated Bank had no intangibles which were subject to these tests.

         At June 30, 2003, Affiliated Bank had core capital equal to $6.7 million, or 9.11% of adjusted total assets, which is $3.8 million above the minimum requirement of 4.0% in effect on that date.

         The Office of Thrift Supervision also requires savings institutions to maintain a Tier 1 risk-based capital ratio. At June 30, 2003, Affiliated Bank has a Tier 1 risk-based capital ratio of 15.63%, which was $5.0 million above the 4% requirement on that date.

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

         On June 30, 2003, Affiliated Bank had total risk-based capital of $7.1 million and risk-weighted assets of $42.7 million; or total capital of 16.6% of risk-weighted assets. This amount was approximately $3.7 million above the 8.0% requirement in effect on that date.

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

Qualified Thrift Lender Test

         All savings institutions, including Affiliated Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2003, Affiliated Bank met the test with a 99.39% ratio and has always met the test since its effectiveness.

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

Community Reinvestment Act

         Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Affiliated Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Affiliated Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Affiliated Bank may be required to devote additional funds for investment and lending in its local community. In 1999, Affiliated Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its examination.

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

Federal Securities Law

         The stock of BancAffiliated, Inc. is registered with the SEC under the Securities Exchange Act of 1934, as amended. BancAffiliated, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At June 30, 2003, Affiliated Bank was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

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

         As a member, Affiliated Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas. At June 30, 2003, Affiliated Bank had $1.6 million in Federal Home Loan Bank stock, which was in compliance with this requirement. Over the past two fiscal years such dividends have averaged 2.8% and were 2.7% for the fiscal year ended June 30, 2003.

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

         For the year ended June 30, 2003, Affiliated Bank recorded $40,000 in dividends paid by the Federal Home Loan Bank of Dallas as compared to $34,000 for the fiscal year ended June 30, 2002.

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

         Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. For losses incurred in the taxable years prior to August 6, 1997, the carryback period was three years and the carryforward period was 15 years. At June 30, 2003, BancAffiliated, Inc. had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

         The State of Texas does not have a corporate income tax, but it does have a corporate franchise tax. Prior to January 1, 1992, savings banks had been exempt from the corporate franchise tax. The tax for the year 2003 is the higher of 0.25% of taxable capital, usually the amount of paid in capital plus retained earnings, or 4.5% of "net taxable earned surplus." "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government. Net income cannot be reduced by net operating loss carryforwards from years prior to 1991, and operating loss carryovers are limited to five years.


Item 2.           Description of Properties

         At June 30, 2003, we had one full service office. We own the office building in which our home office and executive offices are located, which was purchased in 1999. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was approximately $387,000 at June 30, 2003.

         We believe that our current facilities are adequate to meet our immediate needs; however, planning is in process for an additional location to promote and support additional growth.

         We utilize a third party service provider to maintain our data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by us at June 30, 2003 was approximately $43,000.

Item 3.           Legal Proceedings

         From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.

                                     PART II

Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters

         Page A-43 of the Annual Report to Stockholders, which is attached as Appendix A to the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Pages A-3 through A-14 of the Annual Report to Stockholders, which is attached as Appendix A to the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, are herein incorporated by reference.

Item 7.           Financial Statements

         The following information appearing in BancAffiliated, Inc.'s Annual Report to Stockholders, which is attached as Appendix A to the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, is incorporated by reference.



Annual Report Section                                                           Pages in
---------------------                                                            Annual
                                                                                 Report
                                                                                --------

Independent Auditors' Report...................................................         A-15
Consolidated Balance Sheet as of June 30, 2003 and 2002........................         A-16
Consolidated Statements of Income for the Years Ended June 30, 2003 and
   2002........................................................................         A-17
Consolidated Statements of Changes in Stockholders' Equity for
   Years Ended June 30, 2003 and 2002..........................................         A-18
Consolidated Statements of Cash Flows for Years Ended June 30, 2003,
   2002 and 2001...............................................................         A-19
Notes to Consolidated Financial Statements.....................................         A-20


         With the exception of the aforementioned information, BancAffiliated, Inc.'s Annual Report to Stockholders for the year ended June 30, 2003, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in or disagreements with BancAffiliated, Inc.'s accountants on accounting or financial disclosure matters.

Item 8A.          Controls and Procedures

         Page A-14 of the Annual Report to Stockholders, which is attached as Appendix A to the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, is herein incorporated by reference.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of BancAffiliated, Inc. is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning Executive Officers of BancAffiliated, Inc. is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial
                  Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

         The following table sets forth information with respect to securities to be issued under BancAffiliated, Inc.'s equity compensation plans as of June 30, 2003.

                                        Equity Compensation Plan Information

=========================================== ==================================== =========================== =======================
                                            (a)                                  (b)                         (c)
=========================================== ==================================== =========================== =======================

Plan Category                               Number of securities to be issued    Weighted-average exercise   Number of securities
                                            upon exercise of outstanding         price of outstanding        remaining available
                                            options, warrants and rights         options, warrants and       for future issuance
                                                                                 rights                      under equity
                                                                                                             compensation plans
                                                                                                             (excluding securities
                                                                                                             reflected in column
                                                                                                             (a))
=========================================== ==================================== =========================== =======================
Equity compensation plans approved by
security holders:

1.  Recognition and Retention Plan          1.   6,953(1)                        1.  N/A                     1.    7,000
2.  2002 Stock Option and Incentive Plan    2.  12,873(2)                        2.  $11.53                  2.   26,000

=========================================== ==================================== =========================== =======================
Equity compensation plans not approved by
security holders                                    N/A                                N/A                          N/A
=========================================== ==================================== =========================== =======================
Total                                            19,826                               N/A                         33,000
=========================================== ==================================== =========================== =======================

(1) Includes issued but unvested shares
(2) Includes issued but unvested options


Item 12.          Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K

                  (a) Exhibits


        Regulation                                                                                 Reference to
           S-B                                                                                    Prior Filing or
          Exhibit                                                                                  Exhibit Number
          Number                                Document                                           Attached Hereto
          ------                                --------                                           ---------------

           3(i)              Articles of Incorporation                                                  *

           3(ii)             Bylaws                                                                     *

             4               Instruments defining the rights of security holders,                       *
                             including debentures

            10               Material Contracts                                                         *
                             (a) Employment Contract between
                              Garry J. Graham and the Affiliated Bank
                             (b) Revision and Addendum to Employment                                   10(a)
                             Contract between Garry J. Graham and the
                             Affiliated Bank

            13               Annual Report to Stockholders                                              *

            21               Subsidiaries of Registrant                                                21

           31.1              Certification of Garry J. Graham pursuant to Rule 13a-14                  31.1
                             under the Securities Exchange Act of 1934

           32.1              Certification of Garry J. Graham pursuant to 18 U.S.C. 1350,              32.1
                             as dopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------
*Filed as exhibits to the Company's Form SB-2 registration statement filed on February 1, 2001 (File No. 333-54814) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
**The 2003 Annual Report to Stockholders is attached as Appendix A to the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003.

         (b) Reports on Form 8-K

         BancAffiliated, Inc. filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

Item 14. Principal Accountant Fees and Services

         The information required as to this item is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2003                  BANCAFFILIATED, INC.
     --------------------------

                                          By:  /s/ Garry J. Graham
                                             ---------------------------------
                                             Garry J. Graham
                                             (Duly Authorized Representative)



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

By:  /s/ Garry J. Graham                   By:  /s/ Garry J. Graham
   ------------------------------             ---------------------------------
   Garry J. Graham, Director, President       Garry J. Graham
   and Chief Executive Officer                Chief Financial Officer
   (Principal Executive and Operating         (Chief Financial and Accounting
   Officer)                                   Officer)

Date: September 26, 2003                   Date: September 26, 2003
     ---------------------------                -------------------------------


By: /s/ Kenneth L. Lee
   -----------------------------
   Kenneth L. Lee, Chairman of the Board


Date: September 26, 2003
      --------------------------


By: /s/ William J. Wethington              By:/s/ Kenneth L. Schilling
   -----------------------------              ---------------------------------
   William J. Wethington, Director            Kenneth L. Schilling, Director

Date: September 26, 2003                   Date: September 26, 2003
     --------------------------                 -------------------------------

By: /s/ Donald H. Stone                    By: /s/ James E. Jennings
   ----------------------------               ---------------------------------
   Donald H. Stone, Director                  James E. Jennings, Director

Date: September 26, 2003                   Date: September 26, 2003
     --------------------------                 -------------------------------