Form 10QSB
period 2003-09-30
BANCAFFILIATED INC
filed 2003-11-14
CIK 1133409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarter Ended September 30, 2003

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
         (State or Other Jurisdiction of         (I.R.S. Employer Identification
         Incorporation or Organization)                      Number)

         500 Harwood Road, Bedford, Texas                    76021
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)              Zip Code

       Registrant's telephone number, including area code: (817) 285-6195


         Check here whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the
past 90 days. YES X    NO
                 ----    -----

         As of November 14, 2003, there were 278,454 shares of common stock issued and outstanding.

         Transitional Small Disclosure (check one): Yes [ ]   No [X]


                              BANCAFFILIATED, INC.

                                                                                            Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2003 (unaudited).........................1 and June 30, 2003

         Consolidated Statement of Income for the three months ended.............................2
         September 30, 2003 (unaudited) and 2002 (unaudited)

         Consolidated Statement of Changes in Stockholders'Equity for............................3
         the three months ended September 30, 2003 (unaudited)

         Consolidated Statement of Cash Flows for the three months...............................4 ended September 30, 2003 (unaudited) and 2002 (unaudited)

         Notes to Consolidated Financial Statements..............................................5

Item 2. Management's Discussion and Analysis of Financial........................................9
          Condition and Results of Operations

Item 3. Controls and Procedures.................................................................15

PART II. OTHER INFORMATION


Signatures......................................................................................17


                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS

                       BancAffiliated, Inc. and Subsidiary
                           Consolidated Balance Sheet

                   As of September 30, 2003 and June 30, 2003
                                 (In Thousands)


                                                                          September 30,
                                                                              2003
                                                                          (Unaudited)               June 30, 2003
                                                                        ----------------          ----------------

ASSETS

Cash and due from banks                                                         $  1,242                $   1,247
Federal funds sold                                                                     0                    4,260
Interest bearing deposits in other banks                                            3951                    1,011
                                                                         ----------------         -----------------
     Total cash and cash equivalents                                               5,193                    6,518

Federal Home Loan Bank stock, at cost                                              1,785                    1,569
Securities Available for Sale                                                     27,191                   20,416
Securities held to maturity (fair value of $4,994
    And $5,685 at September 30 of 2003 and June of 2003)                           4,992                    5,642
Loans, net                                                                        44,596                   38,476
Bank premises and equipment, net                                                     534                      430
Accrued interest receivable                                                          312                      293
Other assets                                                                         344                      518
                                                                         ----------------         -----------------
     Total assets                                                               $ 84,948               $   73,862

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                          38,890       $           35,380
Advances from Federal Home Loan Bank                                              38,084                   30,687
Other liabilities                                                                    322                      236
Notes Payable                                                                      2,000                    2,000
                                                                         ----------------         -----------------
     Total liabilities                                                            79,296                   68,303

Commitments and contingencies                                                        ---                      ---

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, -0- issued and outstanding                                         ---                      ---
    Common stock, $.01 par value, 4,000,000 shares
      authorized, 278,454 issued and outstanding                                       3                        3
    Additional paid-in capital                                                     2,311                    2,280
    Retained earnings                                                              3,433                    3,268
      Accumulated other comprehensive (loss) income                                  (95)                       8
                                                                         ----------------         -----------------
       Total stockholders' equity                                                  5,652                    5,559
                                                                         ----------------         -----------------
       Total liabilities and stockholders' equity                               $ 84,948               $   73,862
                                                                         ================         =================


          See accompanying notes to consolidated financial statements.



                                  BancAffiliated, Inc. and Subsidiary
                                   Consolidated Statement of Income

             For the Three Months Ended September 30, 2003 (Unaudited) and 2002 (Unaudited)

                                 (In Thousands)

                                                                         Three Months         Three Months
                                                                            Ended                Ended
                                                                        September 30,        September 30,
                                                                             2003                 2002
                                                                        ---------------     -----------------

Interest and dividend income:
    Loans                                                                      $  866               $   591
    Investment securities                                                         194                   240
    Other                                                                           5                     8
                                                                        ---------------     -----------------
         Total interest income                                                   1,065                   839
                                                                        ---------------     -----------------

Interest expense:
    Deposits                                                                      164                   155
    Advances from Federal Home Loan Bank                                          117                   133
                                                                        ---------------     -----------------
            Total interest expense                                                281                   288
                                                                        ---------------     -----------------

Net interest income                                                               784                   551
Provision for loan losses                                                          50                    30
                                                                        ---------------     -----------------
Net interest income after provision for loan losses                               734                   521
Noninterest income:
    Fee income and services charges                                                29                    21
    Other                                                                           9                     0
                                                                        ---------------     -----------------
         Total noninterest income                                                  38                    21
                                                                        ---------------     -----------------
Noninterest expense:
    Compensation and benefits                                                     321                   167
    Occupancy                                                                      10                     8
    Data processing                                                                20                    18
    Other                                                                         175                   110
                                                                        ---------------     -----------------
         Total noninterest expense                                                526                   303
                                                                        ---------------     -----------------

Income before income tax expense                                                  246                   239
Income tax expense                                                                 81                    91
                                                                        ---------------     -----------------

Net income                                                                     $  165               $   148
                                                                        ===============     =================
Earnings per share - Basic                                                    $   .59               $   .56
                                                                        ===============     =================
Earnings per share - Diluted                                                  $   .58               $   .56
                                                                        ===============     =================



          See accompanying notes to consolidated financial statements.



                       BancAffiliated, Inc. and Subsidiary
              Consolidated Statement of Changes in Stockholders' Equity

            For the Three Months Ended September 30, 2003 (Unaudited)
                                 (In Thousands)

                                                                                                Accumulated
                                                                                                   Other
                                                                   Additional                 Comprehensive
                          Comprehensive     Preferred     Common     Paid-in      Retained        Income
                             Income           Stock       Stock      Capital       Earnings       (Loss)
                             ------           -----       -----      -------       --------       ------

Balances at
June 30, 2003             $     --         $     --      $    3     $  2,280      $   3,268     $     8

Net income for
the three months ended
September 30, 2003             165               --          --           --            165          --
Stock compensation              --               --          --           31             --          --

Net Change in unrealized
appreciation on securities
available for sale            (103)              --          --           --             --        (103)
                          -----------      -----------   ---------  -----------    ----------   ----------
Balances at
September 30, 2003        $     62         $     --      $    3     $  2,311       $  3,433     $    95
                          -----------      -----------   ---------  -----------    ----------   ----------



          See accompanying notes to consolidated financial statements.


                                         BancAffiliated, Inc. and Subsidiary
                                         Consolidated Statement of Cash Flows

           For the Three Months Ended September 30, 2003 (Unaudited) and September 30, 2002 (Unaudited)

                                                  (In Thousands)

                                                                         Three Months Ended          Three Months Ended
                                                                         September 30, 2003          September 30, 2002
                                                                        ----------------------      ----------------------

Cash Flows from operating activities
    Net income                                                                      $    165                    $    148
     Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                                       86                          76
      Provision for loan losses                                                           50                          30
        Stock compensation                                                                31                          --
       Decrease (increase) in accrued interest and                                       177                       (172)
         other assets
       Increase in accrued interest and other
         liabilities                                                                      87                          79
                                                                                ---------------            ---------------
         Net cash provided by operating activities                                       596                         161
                                                                                ---------------            ---------------

Cash flows from investing activities:
    Purchase of securities available for sale                                        (7,012)                         ---
    Purchase of Federal Home Loan Bank stock                                           (216)                        (11)
    Paydowns of securities held to maturity                                              650                         823
    Paydowns of securities held for sale                                                  33                       1,484
    Net (originations) repayments of loans                                           (6,170)                       1,475
    Net purchases of property and equipment                                            (112)                         (6)
                                                                                ---------------            ---------------
        Net cash (used) provided by investing activities                            (12,827)                       3,765
                                                                                ---------------            ---------------
Cash flows from financing activities:
    Net increase in deposits                                                           3,509                         892
    Proceeds (repayments) on advances from
         Federal Home Loan Bank                                                        7,397                     (2,833)
                                                                                ---------------            ---------------
         Net cash provided (used) by financing activities                             10,906                      (1,941)
                                                                                ---------------            ---------------
Net (decrease) increase in cash and cash equivalents                                 (1,325)                       1,985

Cash and cash equivalents at beginning of period                                       6,518                       2,444
                                                                                ---------------            ---------------
Cash and cash equivalents at end of period                                         $   5,193                   $   4,429
                                                                                ===============            ===============


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 2003 and the consolidated results of its operations, changes in stockholders' equity, and cash flow for the period ended September 30, 2003 and are of a normal, recurring nature. Also in the opinion of management, the September 30, 2003 statement of income and cash flow contain all adjustments necessary to present fairly the results of its operations for the three months then ended and are of a normal recurring nature.

Certain information and note disclosures normally included in BancAffiliated, Inc.'s consolidated annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in BancAffiliated, Inc.'s 10-KSB annual report for the fiscal year ended June 30, 2003 filed with the SEC. The consolidated statement of financial condition of BancAffiliated, Inc. as of June 30, 2003 has been derived from the audited consolidated statement of financial condition of BancAffiliated, Inc. as of that date.

Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2004.

Stock Options

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost for stock options granted has been recognized, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant. Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts (in thousands, except for per share amounts):

                                                               Three Months
                                                                  Ended
                                                            September 30, 2003
                                                            ------------------

Stock-based compensation expense - as reported                  $           -
Stock-based compensation expense - pro forma                            6,000
Net income - as reported                                              165,000
Net income - pro forma                                                161,000
Income per share - as reported
    Basic                                                                0.59
    Diluted                                                              0.58
Income per share - pro forma
    Basic                                                                0.58
    Diluted                                                              0.57


The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarter ended September 30, 2003: dividend yield at 0%; expected volatility of approximately 5%; risk-free interest rate of 1% and expected lives of one to ten years for the options.

There was no stock option plan prior to 2002.

Reclassification

Certain amounts previously reported have been reclassified to conform to the current format.

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

3.   Earnings Per Share

The computation of per share earnings for the three months ended September 30, 2003 and 2002 are as follows (in thousands, except share amounts):

                                                 September 30,    September 30,
                                                ---------------  ---------------

          Net Income                             $     165          $     148
          Average common shares outstanding        278,302            264,500
                                                 -----------        -----------
          Basic earnings per share               $     .59          $     .56
                                                 ===========        ===========
          Diluted earnings per share             $     .58          $     .56
                                                 ===========        ===========

4.   Employee Benefits

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

Participants may invest amounts contributed to their IRA accounts in any number of investment options available under the Plan. Each participant receives an annual statement, which provides information regarding, among other things, the market value of his investments and contributions made to the Plan on the participant's behalf. For the three months ended September 30, 2003 and 2002, contributions to the Plan were approximately $6,000 and $3,000, respectively.

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION  REFORM ACT OF
1995

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

FINANCIAL CONDITION

         General. At September 30, 2003, our total assets increased by $11.1 million or 15% to $84.9 million from $73.9 million at June 30, 2003. The increase in assets was primarily due to a $6.1 million increase in loans and a $6.1 million increase in mortgaged backed securities.

         Loans. At September 30, 2003, our net loan portfolio increased $6.1 million or 15.9% to $44.6 million from $38.5 million at June 30, 2003. The increase in the loan portfolio over this time period was due to increased loan demand. The loan portfolio increased in the commercial and real estate categories while consumer loans decreased slightly. Total real estate loans increased by $5.6 million to $30.9 million at September 30, 2003 from $25.3 million at June 30, 2003. Commercial business loans increased by $900,000 to $10.5 million at September 30, 2003 from $9.6 million at June 30, 2003. Consumer loans decreased by $400,000 from $3.9 million to $3.5 million.

         Securities. Mortgage-backed and related securities available for sale totaled $27.2 million while held to maturity securities totaled $5.0 million at September 30, 2003, compared to available for sale securities $20.4 million and held until maturity securities of $5.6 million at June 30, 2003. The increase in the available for sale securities increased from the purchase of securities while the decrease in held to maturity securities is from principal payments on those securities.

         Liabilities. Our total liabilities increased $11.0 million or 16.1% to $79.3 million at September 30, 2003 compared to $68.3 million at June 30, 2003. This increase was due to an increase in Federal Home Loan Bank borrowings of $7.4 million and an increase in deposits of $3.5 million.

         Equity. Total equity increased by $93,000 to $5.7 million at September 30, 2003 compared to $5.6 million at June 30, 2003, primarily as a result of earnings retention of $165,000 coupled with stock benefit plan capital contributions of $31,000 offset by unrealized depreciation in available for sale securities of $103,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         General. We reported net income of $165,000 for the three months ended September 30, 2003 and $148,000 for the three months ended September 30, 2002. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets.

         Net Interest Income. Net interest income increased $233,000 to $784,000 for the three months ended September 30, 2003 compared to $551,000 for the same period in 2002. This increase was due primarily to a higher volume of earning assets.

         Interest Income. Interest income increased $226,000 to $1.1 million for the three months ended September 30, 2003 compared to $839,000 for the same period in 2002. The increase was primarily due a higher volume of earning assets and offset somewhat by decreasing interest rates.

         Interest Expense. Interest expense decreased $7,000 to $281,000 for the three months ended September 30, 2003 compared to $288,000 for the three months ended September 30, 2002. This decrease was due primarily to decreasing interest rates even while interest bearing liabilities have increased.

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

         The provision for loan losses made during the three months ended September 30, 2003 totaled $50,000 compared with a provision made during the same period in 2002 that totaled $30,000. This increase was due primarily to current economic conditions, and changes in the risk composition of the loan portfolio.

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

         Other Operating Income. Other operating income for the three months ended September 30, 2003 amounted to $38,000 compared to $21,000 for the three months ended September 30, 2002. This increase was primarily due to an increase in service charges on deposit accounts.

         Other Operating Expenses. Other operating expenses increased $223,000 or 73.6% to $526,000 for the three months ended September 30, 2003 compared to $303,000 for the three months ended September 30, 2002. This increase was primarily due to increased personnel costs associated with the new branch, cost incurred on foreclosed real estate, the cost of the stock benefit plan, and costs associated with BancAffiliated, Inc. being a public company.

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

                                                              At September 30,
                                                               2003     2002
                                                          (Dollars in thousands)
Non-accruing loans:
           Consumer........... .........................        $3         $6

             Total......................................         3          6

        Accruing loans past due 90 days and over:
           Consumer.....................................         1          6

             Total......................................         1          6

        Total non-performing loans......................         4         12

        Foreclosed assets...............................       227        207

        Total non-performing assets.....................       231        219

        Allowance for loan losses.......................       445        334

Coverage of non-performing loans........................   1,112.5%      2783%

Non-performing assets as a percentage of total assets...       .27%       .40%

         Non-performing assets increased $12,000 from $219,000 at September 30, 2002, to $231,000 at September 30, 2003.

Other Loans of Concern

         In addition to the non-performing assets set forth in the table above, as of September 30, 2003, there was also an aggregate of $3,000 primarily in small balance consumer loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses and the consumer loans carry special allocations of $1,000.

Allowance for Loan Losses

         We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the ratio analysis and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

         At September 30, 2003, our allowance for loan losses was $445,000 or 0.99% of the total loan portfolio and approximately 1,112.5% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2003, the total approved loan commitments unfunded amounted to $14.2 million, which includes the unadvanced portion of construction loans of $12.0 million. There was one standby letter of credit in the amount of $72,000 at September 30, 2003. Time deposits and advances from the Federal Home Loan Bank scheduled to mature in one year or less at September 30, 2003 totaled $25.4 million and $37.7 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Affiliated Bank. Affiliated Bank anticipates that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

         At September 30, 2003, Affiliated Bank had available to it additional advances from the Federal Home Loan Bank of approximately $496,000 and a federal funds line of credit of $1.7 million.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2003, Affiliated Bank had no intangible assets.

         At September 30, 2003, Affiliated Bank had tangible capital of $6.9 million, or 8.2% of adjusted total assets, which is approximately $5.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 2003, Affiliated Bank had no intangibles which were subject to these tests.

         At September 30, 2003, Affiliated Bank had core capital equal to $6.9 million, or 8.2% of adjusted total assets, which is $3.4 million above the minimum requirement of 4.0% in effect on that date.

         The capital standards also require a Tier 1 risk-based capital Ratio of at least 4%. At September 30, 2003, Affiliated Bank had Tier 1 risk-based capital of $6.9 million or 14.35% of risk-weighted assets, which is $5.0 million above the minimum requirement of 4% in effect on that date.

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

         On September 30, 2003, Affiliated Bank had total risk-based capital of $7.3 million and risk-weighted assets of $48.0 million, or total capital of 15.3% of risk-weighted assets. This amount was approximately $3.5 million above the 8.0% requirement in effect on that date.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings. - None.

Item 2.           Changes in Securities and Use of Proceeds. - None.

Item 3.           Defaults Upon Senior Securities. - None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Annual Meeting of Shareholders of BancAffiliated, Inc. was held on October 29, 2003. The matters approved that meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are as follows:

                  Proposal                                                      Number of Votes
                  --------                                                      ---------------
                                                                                                      Broker
                                                                 For      Against     Withheld       Non-Votes
                                                                 ---      -------     --------       ---------

                  Election of the following
                  directors for terms to expire in
                  2005:

                  Kenneth L. Lee                              190,590         0         0                 0
                  Donald H. Stone                             190,590         0         0                 0
                  James E. Jennings                           190,590         0         0                 0

                  Ratification of the appointment of
                  Payne, Falkner, Smith & Jones, P.C.
                  as the Company's auditors for the fiscal
                  year ending June 30, 2004                   190,590         0         0                 0



Item 5.           Other Information. - None.

Item 6.           Exhibits and Reports on Form 8-K.

(a) Exhibits:
                           31.1     Rule 13a-14(a)/15d-14(a) Certification
                           32.1     Section 906 Certification Under the
                                    Sarbanes-Oxley Act of 2002

                  (b) Reports on Form 8-K: None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.


                                          BANCAFFILIATED, INC.




Date:    November 14, 2003                By:      /s/Garry J. Graham
                                             ----------------------------------
                                             Garry J. Graham
                                             Director, President & Chief
                                             Executive Officer
                                             (Duly Authorized Officer)




                                          By:     /s/Garry J. Graham
Date:    November 14, 2003                   ----------------------------------
                                             Garry J. Graham
                                             Director, President & Chief
                                             Executive Officer
                                             (Principal Financial Officer)