Form 10QSB
period 2003-12-31
BANCAFFILIATED INC
filed 2004-02-17
CIK 1133409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2003 OR


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
YES X       NO      .
   ----       -----

         As of February 13, 2004, there were 278,454 shares of common stock issued and outstanding.

         Transitional Small Disclosure (check one): Yes [ ]   No [X]


                                                BANCAFFILIATED, INC.

                                                                                                 Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of December 31, 2003 (unaudited)............................   1
         and June 30, 2003

         Consolidated Statement of Income for the six months and...................................   2
         three months ended December 31, 2003 (unaudited) and 2002 (unaudited)

         Consolidated Statement of Changes in Stockholders' Equity for.............................   3
         the six months ended December 31, 2003 (unaudited)

         Consolidated Statement of Cash Flows for the six months...................................   4
         ended December 31, 2003 (unaudited) and 2002 (unaudited)

         Notes to Consolidated Financial Statements................................................   5

Item 2. Management's Discussion and Analysis of Financial..........................................   9
          Condition and Results of Operations

Item 3. Controls and Procedures....................................................................   16

PART II. OTHER INFORMATION


Signatures.........................................................................................   18



                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS

                       BancAffiliated, Inc. and Subsidiary
                           Consolidated Balance Sheet

                    As of December 31, 2003 and June 30, 2003
                                 (In Thousands)

                                                                        December 31, 2003
                                                                           (Unaudited)            June 30, 2003
                                                                        -------------------    --------------------

ASSETS

Cash and due from banks                                                         $     955          $        1,247
Federal funds sold                                                                  2,905                   4,260
Interest bearing deposits in other banks                                            2,764                   1,011
                                                                                    -----                   -----
     Total cash and cash equivalents                                                6,624                   6,518

Federal Home Loan Bank stock, at cost                                               1,883                   1,569
Securities Available for Sale                                                      30,905                  20,416
Securities held to maturity (fair value of $4,454 at December 31,                   4,466                   5,642
2003 and $5,685 at June 30, 2003)
Loans, net                                                                         47,025                  38,476
Bank premises and equipment, net                                                      577                     430
Accrued interest receivable                                                           356                     293
Other assets                                                                          416                     518
     Total assets                                                               $  92,252               $  73,862
                                                                                =========               =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                         $ 42,729            $     35,380
Advances from Federal Home Loan Bank                                               41,414                  30,687
Other liabilities                                                                     332                     236
Note payable                                                                        2,000                   2,000
                                                                                    -----                   -----
     Total liabilities                                                             86,475                  68,303

Commitments and contingencies                                                           -                       -

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, -0- issued and outstanding                                            -                       -
    Common stock, $.01 par value, 4,000,000 shares
      authorized, 278,454 issued and outstanding                                        3                       3
    Additional paid-in capital                                                      2,328                   2,280
    Retained earnings                                                               3,574                   3,268
      Accumulated other comprehensive (loss) income                                 (128)                       8
                                                                                    -----                       -
       Total stockholders' equity                                                   5,777                   5,559
                                                                                    -----                   -----
       Total liabilities and stockholders' equity                                $ 92,252             $    73,862
                                                                               ==========             ===========


          See accompanying notes to consolidated financial statements.


                       BancAffiliated, Inc. and Subsidiary
                        Consolidated Statement of Income
For the Six Months and Three Months Ended December 31, 2003 (Unaudited) and 2002 (Unaudited)

                                                                                    (In Thousands)
                                                  Six Months Ended         Six Months         Three Months Ended        Three Months
                                                     December 31,            Ended               December 31,               Ended
                                                        2003              December 31,               2003               December 31,
                                                                              2002                                          2002

Interest and dividend income:
    Loans                                            1,760                    1,236                 894                     645
    Investment securities                              412                      421                 218                     192
    Other                                               15                       13                  10                       5
                                                    -------------            ---------           --------               --------
         Total interest income                       2,187                    1,670               1,122                     842
                                                    -------------            ---------           --------               --------

Interest expense:
    Deposits                                           339                      293                 175                     138
    Borrowings                                         246                      248                 129                     115
                                                    -------------            ---------            -------               --------
            Total interest expense                     585                      541                 304                     253
                                                    -------------            ---------            -------               --------


Net interest income                                  1,602                    1,129                 818                     589
Provision for loan losses                              120                       60                  70                      30
                                                    -------------            ---------            -------               --------

Net interest income after provision for loan
losses                                               1,482                    1,069                 748                     559
                                                    -------------            ---------            -------               --------
Noninterest income:
    Fee income on services charges                      51                       40                  22                      29
    Other                                               20                       31                  11                      10
                                                    -------------            ---------            --------              --------
         Total noninterest income                       71                       71                  33                      39
                                                    -------------            ---------            --------              --------

Noninterest expense:
    Compensation and benefits                          695                      435                 374                     268
    Occupancy                                           26                       17                  16                       9
    Data processing                                     36                       37                  16                      19
    Other                                              367                      250                 192                     140
                                                    -------------            ---------            --------              --------
         Total noninterest expense                   1,124                      739                 598                     436
                                                    -------------            ---------            --------              --------

Income before income tax expense                       429                      401                 183                     162
Income tax expense                                     123                      158                  42                      67
                                                    -------------            ---------            --------              --------

Net income                                          $  306                   $  243               $ 141                 $    95
                                                    =============            =========            ========              ========
Earnings per share - Basic                          $ 1.10                   $ 0.91               $0.51                 $  0.36
                                                    =============            =========            ========              ========
Earnings per share - Diluted                        $ 1.01                   $ 0.91               $0.47                 $  0.36
                                                    =============            =========            ========              ========


          See accompanying notes to consolidated financial statements.



                       BancAffiliated, Inc. and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity

             For the Six Months Ended December 31, 2003 (Unaudited)
                                 (In Thousands)

                                                                                                                  Accumulated
                                                                                                                    Other
                                                                                Additional                       Comprehensive
                                  Comprehensive    Preferred        Common       Paid-in         Retained           (Loss)
                                     Income          Stock          Stock        Capital         Earnings           Income
                                     ------          ------         ------       --------       ---------           ------

Balances at June 30, 2003          $  --           $    --          $    3        $   2,280     $   3,268           $      8

Net income for the six months
 ended December 31, 2003              306               --              --               48           306                --
Stock compensation                    --                --              --               48            --                --
Net Change in unrealized
  depreciation on securities
  available for sale                 (136)              --              --               --            --              (136)
                                   -----------      ------------   ----------     ------------   ------------       ------------
Balance at December 31, 2003       $  170          $    --         $     3        $   2,328      $  3,574           $  (128)
                                   ===========      ============   ==========     ============   ============       ============






          See accompanying notes to consolidated financial statements.


                       BancAffiliated, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows

 For the Six Months Ended December 31, 2003 (Unaudited) and December 31, 2002 (Unaudited)

                                 (In Thousands)
                                                                          Six Months Ended            Six Months Ended
                                                                          December 31, 2003           December 31, 2002
                                                                        ----------------------      ----------------------

Cash Flows from operating activities
    Net income                                                                   $       306                 $       243
     Adjustments  to  reconcile  net income to net
     cash  provided  by  operating activities:
      Depreciation and amortization                                                      162                         155
      Provision for loan losses                                                          120                          60
      Stock compensation                                                                  48
      Decrease (increase) in accrued interest and other                                  125                       (162)
          Assets
      Increase in accrued interest and other
         Liabilities                                                                      96                         188
                                                                                 -----------                  ----------
         Net cash provided by operating activities                                       857                         493
                                                                                 -----------                  ----------

Cash flows from investing activities:
    Purchase of securities available for sale                                       (13,015)                     (3,964)
    Purchase of Federal Home Loan Bank stock                                           (314)                        (22)
    Paydowns of securities held to maturity                                            1,126                       2,176
    Paydowns of securities available for sale                                          2,227                       2,827
    Net originations of loans                                                        (8,669)                     (2,890)
    Net purchases of property and equipment                                            (182)                        (28)
                                                                                 -----------                 -----------
        Net cash used by investing activities                                       (18,827)                     (1,901)
                                                                                 -----------                 -----------

Cash flows from financing activities:
    Net increase in deposits                                                           7,349                       2,344
    Proceeds (repayments) on advances from                                            10,727                     (2,071)
                                                                                 -----------                 -----------
         Federal Home Loan Bank
         Net cash provided by financing activities                                    18,076                         273
                                                                                 -----------                 -----------

Net increase (decrease) in cash and cash equivalents                                     106                     (1,135)

Cash and cash equivalents at beginning of period                                       6,518                       2,444
                                                                                 -----------                 -----------

Cash and cash equivalents at end of period                                       $     6,624                 $     1,309
                                                                                 ===========                 ===========




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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of December 31, 2003 and the consolidated results of its operations, changes in stockholders' equity, and cash flow for the period ended December 31, 2003 and are of a normal, recurring nature. Also in the opinion of management, the December 31, 2003 statement of income and cash flow contain all adjustments necessary to present fairly the results of its operations for the three months then ended and are of a normal recurring nature.

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

Operating results for the six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2004.

Stock Options

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost for stock options granted has been recognized, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant. Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the BancAffiliated, Inc.'s stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts (in thousands, except for per share amounts):


                                                                                  For the Six        For the Three
                                                                                  Month Period       Month Period
                                        `                                           Ended                Ended
                                                                                  December 31,        December 31,
                                                                                    2003                 2003
                                                                                  -------------      -------------

Net income:
As reported                                                                     $ 306,000           $ 141,000
Deducts:  Total stock-based compensation expense
   determined under intrinsic value method for all awards, net of tax              23,000              19,000
                                                                                ----------          ---------
Net income - pro forma                                                          $ 283,000           $ 122,000
                                                                                ==========          =========
Basic income per share:
        As reported                                                             $    1.10           $    0.51
        Pro forma                                                                    1.02                0.44
Diluted income per share:
        As reported                                                             $    1.01           $    0.47
        Pro forma                                                                    0.93                0.40



BancAffiliated, Inc. estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the six months ended December 31, 2003: dividend yield at 0%; expected volatility of approximately 5%; risk-free interest rate of 1.0% and expected lives of one to nine years for the options.

There were no stock options granted in 2002.

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

3.   Earnings Per Share

The computation of per share earnings for the six and three months ended December 31, 2003 and 2002 are as follows (in thousands, except share amounts):

                                                                            Six months ended
                                                             ----------------------------------------------
                                                               December 31, 2003         December 31, 2002
                                                             ----------------------    --------------------


          Net Income                                                    $      306               $     243
          Average common shares outstanding                                278,403                 278,454
                                                                        ----------               ---------

          Basic earnings per share                                      $     1.10               $    0.91
                                                                        ==========               =========
          Diluted earnings per share                                    $     1.01               $    0.91
                                                                        ==========               =========



                                                                           Three months ended
                                                             ----------------------------------------------
                                                               December 31, 2003         December 31, 2002
                                                             ----------------------    --------------------


          Net Income                                                    $      141               $      95
          Average common shares outstanding                                265,848                 267,454
                                                                        ----------               ---------

          Basic earnings per share                                      $     0.51               $    0.36
                                                                        ==========               =========
          Diluted earnings per share                                    $     0.47               $    0.36
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

Participants are permitted to make salary reduction contributions to the Plan of up to $8,000 of the participant's annual salary. In addition, Affiliated Bank may match the participant's contribution on a dollar for dollar basis up to 100% of the participant's before-tax contribution up to a maximum contribution by Affiliated Bank of 3% of the participant's annual salary for the year. All contributions by Affiliated Bank and the participants, as well as earnings, are fully and immediately vested.

Participants may invest amounts contributed to their IRA accounts in any number of investment options available under the Plan. Each participant receives an annual statement, which provides information regarding, among other things, the market value of his investments and contributions made to the Plan on the participant's behalf. For the six months ended December 31, 2003 and 2002, contributions to the Plan were approximately $13,000 and $7,000. For three months ended December 31, 2003 and 2002, contributions to the Plan were approximately $7,000 and $4,000, respectively.

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         A number of the matters and subject areas discussed in this report that are historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the actual future experience of BancAffiliated, Inc. involving any one or more of these matters and subject areas. BancAffiliated, Inc. has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from BancAffiliated, Inc.'s current expectations regarding the relevant matter or subject area. These risks and uncertainties include, but are not limited to, changes in economic conditions in BancAffiliated, Inc.'s market area, changes in policies by regulator agencies, fluctuations in interest rates, and demand for loans in BancAffiliated, Inc.'s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected, or described from time to time in BancAffiliated, Inc.'s reports filed with the U.S. Securities and Exchange Commission (SEC) and disseminated by BancAffiliated, Inc. in press releases. This report speaks only as of its date, and BancAffiliated, Inc. disclaims any duty to update the information herein.

FINANCIAL CONDITION

         General. At December 31, 2003, our total assets increased by $18.4 million or 24.9% to $92.3 million from $73.9 million at June 30, 2003. The increase in assets was primarily due to a $8.5 million increase in loans coupled with the purchase of $6.9 million in mortgaged-backed securities and $2.5 million in an adjustable rate mortgage-backed security mutual fund.

         Loans. At December 31, 2003, our net loan portfolio increased $8.5 million or 22.2% to $47.0 million from $38.5 million at June 30, 2003. The increase in the loan portfolio over this time period was due to increased loan demand. Real estate and commercial loans increased while consumer loans decreased. Total real estate loans increased by $8.1 million to $33.4 million at December 31, 2003 from $25.3 million at June 30, 2003. Commercial business loans increased by $900,000 to $10.5 million at December 31, 2003 from $9.6 million at June 30, 2003. Consumer loans decreased by $400,000 from $3.9 million to $3.5 million.

         Securities. Mortgage-backed and related securities available for sale totaled $30.9 million while held to maturity securities totaled $4.5 million at December 31, 2003, compared to available for sale securities $20.4 million and held until maturity securities of $5.6 million at June 30, 2003 . The increase in the available for sale portfolio was primarily due the purchase of mortgaged-backed securities. The decrease in the held to maturity securities is due primarily to the principal payments on mortgage backed securities.

         Liabilities. Our total liabilities increased $18.2 million or 26.6% to $86.5 million at December 31, 2003 compared to $68.3 million at June 30, 2003. This increase was due primarily to an increase in Deposits of $7.3 million and an increase in Federal Home Loan Bank borrowings of $10.7 million.

         Equity. Total equity increased by $219,000 to $5.8 million at December 31, 2003 compared to $5.6 million at June 30, 2003, as a result of earnings retention of $306,000, unrealized depreciation in available for sale securities of $136,000 and issuance of common stock pursuant to a compensation plan of $48,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

         General. We reported net income of $306,000 for the six months ended December 31, 2003 and $243,000 for the six months ended December 31, 2002. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets.

         Net Interest Income. Net interest income increased $473,000 to $1,602,000 for the six months ended December 31, 2003 compared to $1,129,000 for the same period in 2002. This increase was due primarily to a higher volume of earning assets coupled with a decrease in funding costs.

         Interest Income. Interest income increased $517,000 to $2,187,000 for the six months ended December 31, 2003 compared to $1,670,000 for the same period in 2002. The increase was primarily due a higher volume of earning assets and offset somewhat by decreasing interest rates.

         Interest Expense. Interest expense increased $44,000 to $585,000 for the six months ended December 31, 2003 compared to $541,000 for the six months ended December 31, 2002. This decrease was due primarily to increasing interest bearing liabilities even while interest rates have decreased.

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

         The provision for loan losses made during the six months ended December 31, 2003 totaled $120,000 compared with a provision made during the same period in 2002 that totaled $60,000. This increase was due primarily to an increase in the loan portfolio, recent charge-off rates, current economic conditions, and changes in the risk composition of the loan portfolio. Increased charge offs, changes in the risk composition of the loan portfolio, and increase in the size of the loan portfolio will result in increased provisions for loan losses.

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

         Other Operating Income. Other operating income for the six months ended December 31, 2003 and 2002, respectively amounted to $71,000.

         Other Operating Expenses. Other operating expenses increased $385,000 or 52.1% to $1,124,000 for the six months ended December 31, 2003 compared to $739,000 for the six months ended December 31, 2002. This increase was primarily due to an increase in compensation expenses of $260,000 and $117,000 increase in other expenses. The increase in other expenses is in part the result of foreclosed real estat dispositions and the opening of a new bank branch.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


         General. We reported net income of $141,000 for the three months ended December 31, 2003 and $95,000 for the three months ended December 31, 2002. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets offset somewhat by higher overhead costs.

         Net Interest Income. Net interest income increased $229,000 to $818,000 for the three months ended December 31, 2003 compared to $589,000 for the same period in 2002. This increase was due primarily to a higher volume of earning assets.

         Interest Income. Interest income increased $280,000 to $1,122,000 for the three months ended December 31, 2003 compared to $842,000 for the same period in 2002. The increase was primarily due a higher volume of earning assets and offset somewhat by decreasing interest rates.

         Interest Expense. Interest expense increased $51,000 to $304,000 for the three months ended December 31, 2003 compared to $253,000 for the three months ended December 31, 2002. This increase was due primarily to increasing interest bearing liabilities even while interest rates have decreased.

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

         The provision for loan losses made during the three months ended December 31, 2003 totaled $70,000 compared with a provision made during the same period in 2002 that totaled $30,000. This increase was due primarily to an increase in the loan portfolio, the recent charge off rates, current economic conditions, and changes in the risk composition of the loan portfolio. Increased charge offs, changes in the risk composition of the loan portfolio and increases in the loan portfolio will result in increased provisions for loan losses.

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

         Other Operating Income. Other operating income for the three months ended December 31, 2003 decreased by $6,000 to $33,000 compared to $39,000 for the three months ended December 31, 2002.

         Other Operating Expenses. Other operating expenses increased $162,000 or 37.2% to $598,000 for the three months ended December 31, 2003 compared to $436,000 for the three months ended December 31, 2002. This increase was primarily due to an increase in compensation expenses of $106,000 with the balance in other general overhead expense. In part, the overhead and staffing cost increases are attributed to the opening of a branch.

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


                                                                ----------------------------
                                                                      At December 31,
                                                                ----------------------------
                                                                     2003          2002
                                                                  (Dollars in thousands)

         Non-accruing loans:
            Consumer........................................... $          3     $      5

              Total............................................            3            5

         Accruing loans past due 90 days and over:
            Consumer............................................           5            5
            Construction........................................           0          213
              Total.............................................           5          218

         Total non-performing loans..............................          8          223

         Foreclosed assets.......................................        227          207

         Total non-performing assets.............................        235          430

         Allowance for loan losses...............................        505          366

         Coverage of non-performing loans........................      6,313%         164%

         Non-performing assets as a percentage of total assets...        .25%         .75%


         Non-performing assets decreased $195,000 from $430,000 at December 31, 2002, to $235,000 at December 31, 2003, primarily as a result of the disposition of foreclosed real estate.

Other Loans of Concern

         In addition to the non-performing assets set forth in the table above, as of December 31, 2003, there were no loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

         At December 31, 2003, our allowance for loan losses was $505,000 or 1.1% of the total loan portfolio and approximately 6,313% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2003, the total approved loan commitments unfunded amounted to $13.6 million, which includes the unadvanced portion of construction loans of $9.7 million. Time deposits and advances from the Federal Home Loan Bank scheduled to mature in one year or less at December 31, 2003 and 2002, totaled $71.1 million and $43.5 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Affiliated Bank. Affiliated Bank anticipates that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

         At December 31, 2003, Affiliated Bank had available to it additional advances from the Federal Home Loan Bank of approximately $1.3 million and a federal funds line of credit of $2.0 million.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2003, Affiliated Bank had no intangible assets.

         At December 31, 2003, Affiliated Bank had tangible capital of $6.8 million, or 7.4% of adjusted total assets, which is approximately $5.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2003, Affiliated Bank had no intangibles which were subject to these tests.

         At December 31, 2003, Affiliated Bank had core capital equal to $6.8 million, or 7.4% of adjusted total assets, which is $3.1 million above the minimum requirement of 4.0% in effect on that date.

         The capital standards also require a Tier 1 risk-based capital Ratio of at least 4%. At December 31, 2003, Affiliated Bank had Tier 1 risk-based capital of $6.8 million or 13.4% of risk-weighted assets, which is $4.7 million above the minimum requirement of 4% in effect on that date.

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

         On December 31, 2003, Affiliated Bank had total risk-based capital of $7.3 million and risk-weighted assets of $50.8 million, or total capital of 14.4% of risk-weighted assets. This amount was approximately $3.2 million above the 8.0% requirement in effect on that date.

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



                                              BANCAFFILIATED, INC.



Date:    February 13, 2004                    By:  /s/Garry J. Graham
                                                 ----------------------------
                                                 Garry J. Graham
                                                 Director, President & Chief
                                                 Executive Officer
                                                 (Duly Authorized Officer)




                                              By:  /s/Garry J. Graham
Date:    February 13, 2004                       ----------------------------
                                                 Garry J. Graham
                                                 Director, President & Chief
                                                 Executive Officer
                                                 (Principal Financial Officer)