Form 10QSB
period 2004-03-31
BANCAFFILIATED INC
filed 2004-05-12
CIK 1133409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 2004

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
                  -    -

        As of May 11, 2004, there were 278,454 shares of common stock issued and outstanding.

        Transitional Small Disclosure (check one): Yes [ ] No [X]

                              BANCAFFILIATED, INC.

                                                                     PAGE NUMBER

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of March 31, 2004 (unaudited)..........1 and June 30, 2003

         Consolidated Statement of Income for the nine months and.............2 three months ended March 31, 2004 (unaudited) and 2003 (unaudited)

         Consolidated Statement of Changes in Stockholders' Equity fo.........3
         the nine months ended March 31, 2004 (unaudited)

         Consolidated Statement of Cash Flows for the nine months.............4 ended March 31, 2004 (unaudited) and 2003 (unaudited)

         Notes to Consolidated Financial Statements...........................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL.....................9
          CONDITION AND RESULTS OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES .............................................16

PART II. OTHER INFORMATION

         Signatures .........................................................18

                                            PART I - ITEM 1
                                         FINANCIAL STATEMENTS

                                  BancAffiliated, Inc. and Subsidiary
                                      Consolidated Balance Sheet

                                As of March 31, 2004 and June 30, 2003
                                            (In Thousands)


                                                                       March 31, 2004
                                                                        (Unaudited)          June 30, 2003
                                                                     -------------------    ----------------
ASSETS

Cash and due from banks                                                   $    1,947           $    1,247
Federal funds sold                                                             5,135                4,260
Interest bearing deposits in other banks                                       1,330                1,011
                                                                          ----------           ----------
     Total cash and cash equivalents                                           8,412                6,518

Federal Home Loan Bank stock, at cost                                          1,890                1,569
Securities Available for Sale                                                 29,433               20,416

Securities held to maturity (fair value of $4,454 at March 31, 2004            4,165                5,642
and $5,685 at June 30, 2003)
Loans, net                                                                    52,457               38,476
Bank premises and equipment, net                                               1,570                  430
Accrued interest receivable                                                      349                  293
Other assets                                                                      93                  518
                                                                          ----------           ----------
     Total assets                                                         $   98,369           $   73,862
                                                                          ==========           ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                  $   51,623           $   35,380
Advances from Federal Home Loan Bank                                          38,206               30,687
Other liabilities                                                                358                  236
Note payable                                                                   2,000                2,000
                                                                          ----------           ----------
     Total liabilities                                                        92,187               68,303

Commitments and contingencies                                                      -                    -

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, -0- issued and outstanding                                       -                    -
    Common stock, $.01 par value, 4,000,000 shares
      authorized, 278,454 issued and outstanding                                   3                    3
    Additional paid-in capital                                                 2,328                2,280
    Retained earnings                                                          3,851                3,268
      Accumulated other comprehensive income                                       0                    8
                                                                          ----------           ----------
       Total stockholders' equity                                              6,182                5,559
                                                                          ----------           ----------
       Total liabilities and stockholders' equity                         $   98,369           $   73,862
                                                                          ==========           ==========


                           See accompanying notes to consolidated financial statements.

                                                    1

                                           BancAffiliated, Inc. and Subsidiary
                                            Consolidated Statement of Income
                 For the Nine months and Three Months Ended March 31, 2004 (Unaudited) and 2003 (Unaudited)


                                                                (In Thousands, except share information)

                                                 Nine months         Nine months        Three Months       Three Months
                                                    Ended                Ended              Ended              Ended
                                                March 31, 2004       March 31, 2003     March 31, 2004     March 31, 2003

Interest and dividend income:
    Loans                                        $        2,730      $        1,945      $         970      $         709
    Investment securities                                   679                 619                267                198
    Other                                                    21                  16                  6                  3
                                                 --------------      --------------      -------------      -------------
       Total interest income                              3,430               2,580              1,243                910
                                                 --------------      --------------      -------------      -------------

Interest expense:
    Deposits                                                518                 438                179                145
    Borrowings                                              374                 349                128                101
                                                 --------------      --------------      -------------      -------------
       Total interest expense                               892                 787                307                246
                                                 --------------      --------------      -------------      -------------

Net interest income                                       2,538               1,793                936                664
Provision for loan losses                                   180                  90                 60                 30
                                                 --------------      --------------      -------------      -------------
Net interest income after provision for loan
losses
                                                          2,358               1,703                876                634
                                                 --------------      --------------      -------------      -------------
Noninterest income:
    Fee income on services charges                           77                  63                 26                 23
    Other                                                    44                  40                 24                  9
                                                 --------------      --------------      -------------      -------------
         Total noninterest income                           121                 103                 50                 32
                                                 --------------      --------------      -------------      -------------
Noninterest expense:
    Compensation and benefits                             1,044                 708                349                273
    Occupancy                                                47                  26                 21                  9
    Data processing                                          52                  56                 16                 19
    Other                                                   503                 364                136                114
                                                 --------------      --------------      -------------      -------------
         Total noninterest expense                        1,646               1,154                522                415
                                                 --------------      --------------      -------------      -------------

Income before income tax expense                            833                 652                404                251
Income tax expense                                          250                 251                127                 93
                                                 --------------      --------------      -------------      -------------

Net income                                       $          583      $          401      $         277      $         158
                                                 ==============      ==============      =============      =============
Earnings per share - Basic                       $         2.09      $         1.51      $        0.99      $        0.59
                                                 ==============      ==============      =============      =============
Earnings per share - Diluted                     $         2.02      $         1.51      $        0.96      $        0.59
                                                 ==============      ==============      =============      =============


                                 See accompanying notes to consolidated financial statements

                                                              2


                                                  BancAffiliated, Inc. and Subsidiary
                                       Consolidated Statement of Changes in Stockholders' Equity

                                         For the Nine months Ended March 31, 2004 (Unaudited)
                                                            (In Thousands)


                                                                                                              Accumulated
                                                                                                                 Other
                                                                                 Additional                  Comprehensive
                                          Comprehensive   Preferred    Common      Paid-in      Retained         (Loss)
                                              Income        Stock       Stock      Capital      Earnings         Income
                                              ------        -----       -----      -------      --------         ------

Balances at June 30, 2003                   $     ---     $     ---    $    3    $   2,280     $   3,268     $           8

Net income for the nine months
  ended March 31, 2004                            583           ---       ---          ---           583               ---
Stock compensation                                ---           ---       ---           48           ---               ---

Net Change in unrealized appreciation
  on securities available for sale                 (8)          ---       ---          ---           ---                (8)
                                            ---------     ---------    ------    ---------     ---------     -------------
Balance at March 31, 2004                   $     575     $     ---    $    3    $   2,328     $   3,851     $           0
                                            =========     =========    ======    =========     =========     =============



                                     See accompanying notes to consolidated financial statements.

                                                                  3


                                     BancAffiliated, Inc. and Subsidiary
                                    Consolidated Statement of Cash Flows

              For the Nine months Ended March 31, 2004 (Unaudited) and March 31, 2003 (Unaudited)

                                                 (In Thousands)


                                                                  Nine months Ended     Nine months Ended
                                                                   March 31, 2004         March 31, 2003
                                                                 -------------------    -------------------
Cash Flows from operating activities
    Net income                                                       $         583          $         401
     Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                            130                    233
      Provision for loan losses                                                180                     90
       Stock compensation                                                       48                      -
      Decrease (increase) in accrued interest and other
          Assets                                                               373                   (231)
      Decrease (increase) in accrued interest and other
         Liabilities                                                           122                    (71)
                                                                     -------------          -------------
         Net cash provided by operating activities                           1,436                    427
                                                                     -------------          -------------
Cash flows from investing activities:
    Purchase of securities available for sale                              (13,015)                (8,581)
    Purchase of Federal Home Loan Bank stock                                  (321)                   (31)
    Paydowns of securities held to maturity                                  1,427                  3,156
    Paydowns of securities available for sale                                3,934                  4,602
    Net originations of loans                                              (14,161)                (7,302)
    Net purchases of property and equipment                                 (1,168)                   (42)
                                                                     -------------          -------------
        Net cash used by investing activities                              (23,304)                (8,198)
                                                                     -------------          -------------
Cash flows from financing activities:
    Net increase in deposits                                                16,243                  7,118
    Proceeds (repayments) on advances from                                   7,519                    (71)
                                                                     -------------          -------------
         Federal Home Loan Bank
         Net cash provided by financing activities                          23,762                  7,189
                                                                     -------------          -------------

Net increase (decrease) in cash and cash equivalents                         1,894                   (582)

Cash and cash equivalents at beginning of period                             6,518                  2,444
                                                                     -------------          -------------

Cash and cash equivalents at end of period                           $       8,412          $       1,862
                                                                     =============          =============


                        See accompanying notes to consolidated financial statements.

                                                     4

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 2004 and the consolidated results of its operations, changes in stockholders' equity, and cash flow for the period ended March 31, 2004 and are of a normal, recurring nature. Also in the opinion of management, the March 31, 2004 statement of income and cash flow contain all adjustments necessary to present fairly the results of its operations for the three months then ended and are of a normal recurring nature.

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

Operating results for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2004.

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

                                                     For the Nine    For the Nine    For the Three    For the Three
                                                     Month Period    Month Period    Month Period     Month Period
                                                      Ended March     Ended March     Ended March      Ended March
                                                        31, 2004       31, 2003         31, 2004        31, 2003
                                                     ------------    ------------    -------------    -------------
Net income:
As reported                                          $    583,000    $    401,000    $     277,000    $     158,000
Deducts:  Total stock-based compensation
 expense determined under intrinsic value
 method for all awards, net of tax                         23,000          11,000                -                -
                                                     ------------    ------------    -------------    -------------
Net income - pro forma                               $    560,000    $    390,000    $     277,000    $     158,000
                                                     ============    ============    =============    =============
Basic income per share:
   As reported                                       $       2.09    $       1.51    $        0.99    $        0.59
   Pro forma                                                 2.01            1.46             0.99             0.59
Diluted income per share:
   As reported                                       $       2.02    $       1.51    $        0.96    $        0.59
   Pro forma                                                 1.94            1.46             0.96             0.59


The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ended March 31, 2004: dividend yield at 0%; expected volatility of approximately 5%; risk-free interest rate of 1.0% and expected lives of one to nine years for the options.

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

3. Earnings Per Share

The computation of per share earnings for the six and three months ended March 31, 2004 and 2003 are as follows (in thousands, except share amounts):

                                                        Nine months ended
                                               -------------------------------------
                                                 March 31, 2004      March 31, 2003
                                               -----------------   -----------------
      Net Income                                  $         583       $         401
      Average common shares outstanding                 278,403             266,719
                                                  -------------       -------------

      Basic earnings per share                    $        2.09       $        1.51
                                                  =============       =============
      Diluted earnings per share                  $        2.02       $        1.51
                                                  =============       =============

                                                        Three months ended
                                               -------------------------------------
                                                 March 31, 2004      March 31, 2003
                                               -----------------   -----------------

      Net Income                                  $         277       $         158
      Average common shares outstanding                 278,454             268,500
                                                  -------------       -------------

      Basic earnings per share                    $        0.99       $        0.59
                                                  =============       =============
      Diluted earnings per share                  $        0.96       $        0.59
                                                  =============       =============

4. EMPLOYEE BENEFITS

Affiliated Bank maintains a qualified, tax-exempt savings plan known as a Simple IRA (the "Plan") with a cash or deferred feature qualifying under Section 408(p) of the Internal Revenue Code. Employees of Affiliated Bank who earned at least $5,000 in the preceding calendar year may participate in this Plan.

Participants are permitted to make salary reduction contributions to the Plan of up to $9,000 of the participant's annual salary. In addition, the Bank may match the participant's contribution on a dollar for dollar basis up to 100% of the participant's before-tax contribution up to a maximum contribution by Affiliated Bank of 3% of the participant's annual salary for the year. All contributions by Affiliated Bank and the participants, as well as earnings, are fully and immediately vested.

Participants may invest amounts contributed to their IRA accounts in any number of investment options available under the Plan. Each participant receives an annual statement, which provides information regarding, among other things, the market value of his investments and contributions made to the Plan on the participant's behalf. For the nine months ended March 31, 2004 and 2003, contributions to the Plan were approximately $21,000 and $13,000. For three months ended March 31, 2004 and 2003, contributions to the Plan were approximately $8,000 and $6,000, respectively.

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

FINANCIAL CONDITION

     GENERAL. At March 31, 2004, our total assets increased by $24.5 million or 33.2% to $98.4 million from $73.9 million at June 30, 2003. The increase in assets was primarily due to a $14.0 million increase in loans coupled with the net purchase of $5.0 million in mortgaged backed securities and $2.5 million in an adjustable rate mortgage-backed securities mutual fund. In addition, cash and other liquid assets increased by $2 million and bank premises increased by $1.0 million.

     LOANS. At March 31, 2004, our net loan portfolio increased $14.0 million or 36.3% to $52.5 million from $38.5 million at June 30, 2003. The increase in the loan portfolio over this time period was due to increased loan demand. Real estate and commercial loans increased while consumer loans decreased. Total real estate loans increased by $11.6 million to $37.0 million at March 31, 2004 from $25.3 million at June 30, 2003. Commercial business loans increased by $2.4 million to $12.0 million at March 31, 2004 from $9.6 million at June 30, 2003. Consumer loans decreased by $400,000 from $3.9 million to $3.5 million.

     SECURITIES. Mortgage-backed and related securities available for sale totaled $29.4 million while held to maturity securities totaled $4.2 million at March 31, 2004, compared to available for sale securities $20.4 million and held until maturity securities of $5.6 million at June 30, 2003. The increase in the available for sale portfolio was primarily due the purchase of mortgaged backed securities. The decrease in the held to maturity securities is due primarily to the principal payments on mortgage backed securities.

     LIABILITIES. Our total liabilities increased $23.9 million or 35.0% to $92.2 million at March 31, 2004 compared to $68.3 million at June 30, 2003. This increase was due primarily to an increase in Deposits of $16.2 million and an increase in Federal Home Loan Bank borrowings of $7.5 million.

     EQUITY. Total equity increased by $583,000 to $6.2 million at March 31, 2004 compared to $5.6 million at June 30, 2003, as a result of earnings retention of $583,000, unrealized depreciation in available for sale securities of $8,000 and issuance of common stock pursuant to a compensation plan of $48,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

     GENERAL. We reported net income of $583,000 for the nine months ended March 31, 2004 and $401,000 for the nine months ended March 31, 2003. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets.

     NET INTEREST INCOME. Net interest income increased $745,000 to $2.5 million for the nine months ended March 31, 2004 compared to $1.8 million for the same period in 2003. This increase was due primarily to a higher volume of earning assets.

     INTEREST INCOME. Interest income increased $850,000 to $3.4 million for the nine months ended March 31, 2004 compared to $2.6 million for the same period in 2003. The increase was primarily due a higher volume of earning assets and offset somewhat by decreasing interest rates.

     INTEREST EXPENSE. Interest expense increased $105,000 to $892,000 for the nine months ended March 31, 2004 compared to $787,000 for the nine months ended March 31, 2003. This decrease was due primarily to increasing interest bearing liabilities even while interest rates have decreased.

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

     The provision for loan losses made during the nine months ended March 31, 2004 totaled $180,000 compared with a provision made during the same period in 2003 that totaled $90,000. This increase was due primarily to an increase in the loan portfolio, recent charge-off rates, current economic conditions, and changes in the risk composition of the loan portfolio. Increased charge offs, changes in the risk composition of the loan portfolio, and increase in the size of the loan portfolio will result in increased provisions for loan losses.

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

     OTHER OPERATING INCOME. Other operating income for the nine months ended March 31, 2004 and 2003 amounted to $121,000 and $103,000, respectively. Most of the income resulted from a gain recognized in the sale of foreclosed real estate.

     OTHER OPERATING EXPENSES. Other operating expenses increased $492,000 or 42.6% to $1.6 million for the nine months ended March 31, 2004 compared to $1.2 million for the nine months ended March 31, 2003. This increase was primarily due to an increase in compensation expenses of $336,000 and $139,000 increase in other expenses. The increase in other expenses is in part the result of foreclosed real estate dispositions and the opening of a new bank branch.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     GENERAL. We reported net income of $277,000 for the three months ended March 31, 2004 and $158,000 for the three months ended March 31, 2003. This increase in income was due primarily to a higher volume of interest income resulting from a higher level of earning assets offset somewhat by higher overhead costs.

     NET INTEREST INCOME. Net interest income increased $272,000 to $936,000 for the three months ended March 31, 2004 compared to $664,000 for the same period in 2003. This increase was due primarily to a higher volume of earning assets.

     INTEREST INCOME. Interest income increased $333,000 to $1.2 million for the three months ended March 31, 2004 compared to $910,000 for the same period in 2003. The increase was primarily due to a higher volume of earning assets and offset somewhat by decreasing interest rates.

     INTEREST EXPENSE. Interest expense increased $61,000 to $307,000 for the three months ended March 31, 2004 compared to $246,000 for the three months ended March 31, 2003. This increase was due primarily to increasing interest bearing liabilities even while interest rates have decreased.

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

     The provision for loan losses made during the three months ended March 31, 2004 totaled $60,000 compared with a provision made during the same period in 2003 that totaled $30,000. This increase was due primarily to an increase in the loan portfolio, the recent charge off rates, current economic conditions, and changes in the risk composition of the loan portfolio. Increased charge offs, changes in the risk composition of the loan portfolio and increases in the loan portfolio will result in increased provisions for loan losses.

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

     OTHER OPERATING INCOME. Other operating income for the three months ended March 31, 2004 increased by $18,000 to $50,000 compared to $32,000 for the three months ended March 31, 2003. This increase was primarily due to recording a gain on disposition of foreclosed property.

     OTHER OPERATING EXPENSES. Other operating expenses increased $107,000 or 25.8% to $522,000 for the three months ended March 31, 2004 compared to $415,000 for the three months ended March 31, 2003. This increase was primarily due to an increase in compensation expenses of $76,000 with the balance in other general overhead expense. In part, the overhead and staffing cost increases are attributed to the opening of a branch.

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

                                                                          -------------------------

                                                                                 At March 31,
                                                                          -------------------------
                                                                              2004          2003

                                                                            (Dollars in thousands)
    Non-accruing loans:
       Consumer.........................................................   $      2       $      5

         Total..........................................................          2              5

    Accruing loans past due 90 days and over:
       Consumer.........................................................         11              1

         Total..........................................................         11              1

    Total non-performing loans..........................................         13              6

    Foreclosed assets...................................................          0            277

    Total non-performing assets.........................................         13            283

    Allowance for loan losses...........................................        548            386

Coverage of non-performing loans........................................      4,215%         6,433%

Non-performing assets as a percentage of total assets...................       0.01%          0.43%

     Non-performing assets decreased $270,000 from $283,000 at March 31, 2003, to $13,000 at March 31, 2004, primarily as a result of the disposition of foreclosed Real Estate.

OTHER LOANS OF CONCERN

     In addition to the non-performing assets set forth in the table above, as of March 31, 2004, there was approximately $38,000, primarily in small-balance consumer loans, with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of the allowance for loan losses; the consumer loans carry a special allocation of $10,000.

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

     At March 31, 2004, our allowance for loan losses was $548,000 or 1.0% of the total loan portfolio and approximately 4,215% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

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

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2004, the total approved loan commitments unfunded amounted to $16.4 million, which includes the unadvanced portion of construction loans of $10.8 million. Time deposits and advances from the Federal Home Loan Bank scheduled to mature in one year or less at March 31, 2004 and 2003, totaled $74.3 million and $51.5 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Affiliated Bank. Affiliated Bank anticipates that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

     At March 31, 2004, Affiliated Bank had available to it additional advances from the Federal Home Loan Bank of approximately $4.7million and a federal funds line of credit of $3.5 million.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 2004, Affiliated Bank had no intangible assets.

     At March 31, 2004, Affiliated Bank had tangible capital of $7.2 million, or 7.3% of adjusted total assets, which is approximately $5.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At March 31, 2004, Affiliated Bank had no intangibles which were subject to these tests.

     At March 31, 2004, Affiliated Bank had core capital equal to $7.2 million, or 7.3% of adjusted total assets, which is $3.3 million above the minimum requirement of 4.0% in effect on that date.

     The capital standards also require a Tier 1 risk-based capital Ratio of at least 4%. At March 31, 2004, Affiliated Bank had Tier 1 risk-based capital of $7.2 million or 12.3% of risk-weighted assets, which is $4.9 million above the minimum requirement of 4% in effect on that date.

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

     On March 31, 2004, Affiliated Bank had total risk-based capital of $7.8 million and risk-weighted assets of $58.5 million, or total capital of 13.3% of risk-weighted assets. This amount was approximately $3.1 million above the 8.0% requirement in effect on that date.

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



                                           BANCAFFILIATED, INC.



Date:  May 11, 2003                        By: /s/Garry J. Graham
                                               ------------------
                                               Garry J. Graham
                                               Director, President & Chief
                                               Executive Officer
                                               (DULY AUTHORIZED OFFICER)



                                           By: /s/Garry J. Graham
                                               ------------------
Date:  May 11, 2003                            Garry J. Graham
                                               Director, President & Chief
                                               Executive Officer
                                               (PRINCIPAL FINANCIAL OFFICER)

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

Date: May 11, 2003                        /s/Garry J. Graham
                                          ------------------
                                          Garry J. Graham
                                          President and Chief Executive Officer
                                          and Chief Financial Officer